Form 10-Q
period 2021-09-30
TKB Critical Technologies 1
filed 2021-12-08
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-40959

TKB CRITICAL TECHNOLOGIES 1

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601095
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

400 Continental Blvd, Suite 600

El Segundo, CA 90245

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 310-426-2055

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	USCTU	The Nasdaq Stock Market, LLC
Class A ordinary share, par value $0.0001 per share	USCT	The Nasdaq Stock Market, LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	USCTW	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 15 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 15 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of December 8, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and the period from April 20, 2021 (Inception) through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the period from April 20, 2021 (Inception) through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period from April 20, 2021 (Inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

i

Item 1. Financial Statements

TKB CRITICAL TECHNOLOGIES 1
CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Non-current assets
Deferred offering costs	$466,009
Total Assets	$466,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$32,939
Accrued offering costs	251,724
Promissory note – related party	208,580
Total Liabilities	493,243

Commitments and contingencies

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(52,234)
Total Shareholders’ Deficit	(27,234)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$466,009

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	For the Period from April 20, 2021 (Inception) Through September 30,
	2021	2021
Formation, general and administrative expenses	$44,168	$52,234
Net loss	(44,168)	(52,234)
Basic and diluted weighted average shares outstanding(1)	5,000,000	5,000,000
Basic and diluted net loss per Class B ordinary shares	(0.01)	(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,341)	(7,341)
Balance — April 29, 2021 (audited)	—	—	5,750,000	575	24,425	(7,341)	17,659
Net loss	—	—	—	—	—	(725)	(725)
Balance — June 30, 2021 (inception)	—	—	5,750,000	575	24,425	(8,066)	16,934
Net loss	—	—	—	—	—	(44,168)	(44,168)
Balance — September 30, 2021	—	$—	5,750,000	$575	$24,425	$(52,234)	$(27,234)

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(52,234)
Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid by Sponsor under promissory note	19,295
Changes in operating assets and liabilities:
Accrued expenses	32,939
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$251,724
Deferred offering costs paid by Sponsor for Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under promissory note	$208,580

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

TKB Critical Technologies 1 (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 20, 2021. The Company was incorporated for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full (see Note 8), at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement sale (“Private Placement”) of an aggregate of 10,750,000 warrants (“Private Placement Warrants”) to TKB Sponsor I, LLC, a Delaware limited liability company (“Sponsor”), at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,750,000.

Transaction costs of the Initial Public Offering amounted to $20,129,394 consisting of $3,850,000 of underwriting discount, $8,800,000 of deferred underwriting discount, $741,628 of actual offering costs, and $6,737,765 excess fair value of founder shares. Of the transaction costs, $1,274,253 is included within accumulated deficit and $18,855,140 is included in additional paid-in capital.

Liquidity and Capital Resources

At September 30, 2021, the Company had no cash and working capital deficit of $493,243. On October 29, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230.0 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,750,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $10,750,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares (see Note 5), and a loan of $208,580 as of September 30, 2021 under an unsecured and noninterest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Private Placement held outside of the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from April 20, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on November 4, 2021 and October 28, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $466,009, consist of costs that are directly related to the Initial Public Offering. The Company has concluded that a portion of the transaction costs which directly relate to the Initial Public Offering and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the Initial Public Offering.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2021, the Company has no experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, upon consummating the Initial Public Offering on October 29, 2021, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statement uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred shares. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

Note 3 — Public Offering

On October 29, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”, and the Class A Ordinary Shares sold as a part of the Units, the “Public Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 (see Note 9).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($10,750,000 in the aggregate) (see Note 9). Each Private Placement Warrant is exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within 15 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In April 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the number of Founder Shares collectively represents 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Simultaneously with the closing of the Initial Public Offering, the underwriters exercised the over-allotment option in full. Accordingly, 750,000 Founder Shares are no longer subject to forfeiture (see Note 9).

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

On October 8, 2021, the Sponsor entered into agreements with each of Apollo Capital Management, L.P. with certain funds managed by affiliates of Apollo Capital Management, L.P. (collectively, “Apollo”), Atalaya Capital Management, LP (“Atalaya”) and Meteora Capital Partners, L.P. and funds affiliated with Meteora Capital Partners, L.P. (collectively “Meteora) (individually and collectively, the “anchor investors”). Each of the anchor investors purchased 9.9% of the Units in the Initial Public Offering (excluding Units issued in connection with the exercise of the over-allotment option). Each of Apollo and Atalaya agreed to purchase interests in the Sponsor representing approximately 7% of the Founder Shares and Private Placement Warrants at approximately the cost of such securities to the Sponsor, with the Sponsor’s obligation to sell some or all of such interests conditioned upon such anchor investor’s purchase of the Units.

Meteora entered into a separate agreement with the Sponsor pursuant to which it agreed to purchase interests in the Sponsor representing approximately 6.4% of the Founder Shares for approximately 3.7% of the cost of the Founder Shares and Private Placement Warrants to the Sponsor.

The anchor investors acquired from the Sponsor an indirect economic interest in an aggregate of 1,020,000 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute the Founder Shares to the anchor investors after the completion of a Business Combination. The Company estimates the aggregate fair value of the Founder Shares attributable to the anchor investors to be approximately $6,742,200, or $6.61 per share.

The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholder’s deficit upon the completion of the Initial Public Offering.

Forward Purchase Agreements

The Company entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (“the “Forward Purchasers”) on August 13, 2021 and August 4, 2021, respectively. The Forward Purchase Agreements provide, at the Company’s option, for the aggregate purchase of up to $9,600,000 Class A Ordinary Shares and 4,800,000 warrants to purchase Class A Ordinary Shares for an aggregate price of $96.0 million ($10.00 for one Class A Ordinary Share and one-half of one redeemable Warrant), in private placements that will close concurrently with the closing of the Initial Business Combination. The forward purchase shares and forward purchase warrants will be identical to the Class A Ordinary Shares and Public Warrants included in the Units sold in the Initial Public Offering. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval.

Promissory Note – Related Party

In April 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000.

The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of September 30, 2021, there was $208,580 outstanding under the Promissory Note.

Administrative Services Agreement

The Company has entered into an agreement with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2021, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B Ordinary Shares”). At September 30, 2021, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the Initial Business Combination.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any forward purchase securities, any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one to one.

Note 7 — Warrant Liabilities

The Company will account for the 22,250,000 warrants that were issued in the Initial Public Offering (representing 11,500,000 Public Warrants and 10,750,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A Ordinary Shares upon exercise of a Public Warrant unless the Class A Ordinary Shares issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering registration under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A Ordinary Shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A Ordinary Share equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Share;

●	if, and only if, the last reported sale price of the Class A Ordinary Share equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

●	if the last reported sale price of the Class A Ordinary Share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities (excluding the forward purchase securities) for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00” and “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A Ordinary Shares as described above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants and forward purchase securities that may be issued pursuant to the forward purchase agreements that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount. On October 29, 2021 the underwriters exercised the over-allotment option in full, generating an additional $30,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash underwriting discount of $3,850,000 in the aggregate at the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $8,800,000 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

On October 29, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A Ordinary Share, and one-half of one redeemable Warrant, with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 (see Note 3).

On October 29, 2021, simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of an aggregate of 10,750,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $10,750,000 (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, a total of $234,600,000 was deposited in the Trust Account.

On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. As a result of the over-payment, the Company has recorded a $20,403 related party receivable related to the timing of invoice payments by the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “TKB,” “our,” “us” or “we” refer to TKB Critical Technologies 1. The following discussion and analysis of TKB’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is TKB Sponsor I, LLC, a Delaware limited liability company (“Sponsor”). We have not selected any Initial Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an Initial Business Combination with us. While we may pursue an Initial Business Combination target in any industry, we currently intend to concentrate our efforts in identifying businesses that provide critical technologies in the industrial base supply chain recognized by the United States Government to maintain technological leadership, national security, and supply chain independence. Such vital technologies include, but are not limited to, advanced manufacturing, artificial intelligence, automation, data security, energy storage and power management, financial technology (payment solution), industrial software, internet of things, microelectronics, robotics, and wireless communications equipment.

The registration statement for our initial public offering (“IPO”) was declared effective on October 26, 2021. On October 29, 2021, we consummated our IPO of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, pursuant to the Private Placement, the Company completed the private sale of an aggregate 10,750,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $10,750,000.

Transaction costs amounted to $20,129,394, consisting of $3,850,000 of underwriting discounts and commissions, $8,800,000 of deferred underwriting fees, $741,628 of other offering costs and $6,737,765 excess fair value of anchor investor shares. In addition, at October 29, 2021, cash of $1,674,181 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

In connection with the closing of the IPO on October 29, 2021, a total of $234,600,000 ($10.20 per Unit), comprised of $226,150,000 of the proceeds from the IPO (which amount includes $8,800,000 of the deferred underwriting discounts and commissions) and $8,450,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders as otherwise permitted under our amended and restated memorandum and articles of association (the “Amended Charter”).

If we have not consummated an Initial Business Combination within 15 months from the closing of our IPO (or any extended period of time that we may have to consummate an Initial Business Combination as a result of an amendment to our Amended Charter (such extended period of time, an “Extension Period”)), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within 15 months from the closing of our IPO or during any Extension Period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 20, 2021 (inception) to September 30, 2021 have been organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our Initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of $44,168. For the period from April 20, 2021 (inception) through September 30, 2021, we had a net loss of $52,234.

Liquidity and Capital Resources

At September 30, 2021, we had no cash and working capital deficit of $493,243. On October 29, 2021, the Company closed its IPO of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230 million. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 10,750,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $10,750,000.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares and a loan of $208,580 under an unsecured and noninterest bearing promissory note as of September 30, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans and forward purchase securities that may be issued pursuant to the forward purchase agreements (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On October 29, 2021 the underwriters exercised the over-allotment option in full, generating an additional $30,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash underwriting discount of $3,850,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,800,000 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs Associated with the IPO

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $466,009, consist of costs that are directly related to the IPO. The Company has concluded that a portion of the transaction costs which directly relate to the IPO and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the IPO.

Net Loss Per Common Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 750,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Impact of COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance sheet date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we did not have any off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our IPO or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our co-principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on October 28, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TKB CRITICAL TECHNOLOGIES 1

By:	/s/ Angela Blatteis
	Name:	Angela Blatteis
	Title:	Co-Chief Executive Officer and Chief Financial Officer

Dated: December 8, 2021