Form 10-Q
period 2022-03-31
TKB Critical Technologies 1
filed 2022-05-13
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Quarterly Report on Form 10-Q

i

Item 1. Financial Statements

TKB CRITICAL TECHNOLOGIES 1
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash	$448,903	$750,562
Prepaid expenses	448,366	416,760
Total Current Assets	897,269	1,167,322

Non-current assets
Marketable securities held in Trust Account	234,627,566	234,603,942
Prepaid expenses – non-current	224,007	322,740
Total Non-current Assets	234,851,573	234,926,682
TOTAL ASSETS	$235,748,842	$236,094,004

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$27,121	$42,598
Accrued offering costs	78,000	311,068
Total Current Liabilities	105,121	353,666

Deferred legal fees payable	307,521	—
Warrant liabilities	7,787,500	10,680,000
Deferred underwriter fee payable	8,800,000	8,800,000
Total Non-current Liabilities	16,895,021	19,480,000
Total liabilities	17,000,142	19,833,666

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value of $10.20 per share	234,600,000	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(15,851,875)	(18,340,237)
Total Shareholders’ deficit	(15,851,300)	(18,339,662)
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$235,748,842	$236,094,004

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Formation and operating costs	$427,762
Loss from operations	(427,762)

Other income:
Change in fair value of warrant liabilities	2,892,500
Interest income on marketable securities held in Trust Account	23,624
Other income	2,916,124

Net income	$2,488,362

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.09

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.09

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,750,000	$575	$—	$(18,340,237)	$(18,339,662)

Net income	—	—	—	2,488,362	2,488,362

Balance — March 31, 2022	5,750,000	$575	$—	$(15,851,875)	$(15,851,300)

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,488,362
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(23,624)
Change in fair value of warrant liability	(2,892,500)
Changes in operating assets and liabilities:
Prepaid expenses	67,127
Accounts payable and accrued expenses	(15,477)
Deferred legal fees payable	94,538
Net cash used in operating activities	(281,574)

Cash Flows from Financing Activities:
Payment of offering costs	(20,085)
Net cash used in operating activities	(20,085)

Net Change in Cash	(301,659)
Cash – Beginning	750,562
Cash – Ending	$448,903

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

Note 1 — Description of Organization and Business Operations

TKB Critical Technologies 1 (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 20, 2021. The Company was formed for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Transaction costs of the IPO amounted to $21,140,059, consisting of $3,850,000 of underwriting discount, $8,800,000 of deferred underwriting discount, $7,748,431 excess fair value of Founder Shares (as defined in Note 5) and $741,628 of offering costs. Of these amounts, $19,774,814 was recorded to additional paid-in capital and $1,365,245 costs related to the warrant liability was expensed immediately using the residual allocation method.

Following the closing of the IPO on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from October 29, 2021 (or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the closing of the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval. If the Company seeks shareholder approval, the Company will complete its Business Combination only if the Company receives approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or (ii) if so authorized by the Company’s articles of association, a unanimous written resolution of the shareholders. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Amended and Restated Memorandum and Articles of Association of the Company provides that only Public Shares and not any Founder Shares are entitled to redemption rights. In addition, the Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, the Company had $448,903 cash and working capital of $792,148. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, if the Company is not able to consummate a Business Combination before January 29, 2023 (absent any extensions of such period with shareholder approval), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before January 29, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or for any future period.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $448,903 and $750,562 of operating cash as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with IPO

Offering costs consisted of legal, accounting and other expenses incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the IPO. Accordingly, on October 29, 2021, offering costs totaling $21,140,038 (consisting of $3,850,000 of underwriting fees, $8,800,000 of deferred underwriting fees, $7,748,431 excess fair value of Founder Shares and $741,607 of actual offering costs, with $1,365,245 included in the statement of operations for the period ending December 31, 2021 as an allocation for the Public Warrants and the Private Placement Warrants, and $19,774,793 included in additional paid-in capital).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants exercisable for the Company’s ordinary shares that are not indexed to its own shares as liabilities at fair value on the balance sheet. The Public Warrants and Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the condensed statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Public Warrants and Private Placement Warrants. At that time, the portion of the warrant liability related to the Public Warrants and Private Placement Warrants will be reclassified to additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except warrant liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	35,299,793
Class A ordinary shares subject to possible redemption	$234,600,000

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,990,690	$497,672
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000
Basic and diluted net income per common share	$0.09	$0.09

Deferred Legal Fee

As of March 31, 2022, the Company had $307,521 in deferred legal fees that will be payable upon the consummation of a Business Combination

Related Parties

Parties, which can be a corporation or an individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

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

Note 3 — Initial Public Offering

In connection with the Company’s IPO, on October 29, 2021, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (“Public Shares”) and one-half of one warrant (“Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

An aggregate of $10.20 per Unit sold in the IPO was deposited into the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of October 29, 2021, an aggregate of $234,600,000 of the IPO proceeds and proceeds from the sale of the Private Placement Warrants was held in the Trust Account, representing an overfunding of the trust account of 102.0% of the IPO size.

Transaction costs as of the IPO date amounted to $21,140,059, consisting of $3,850,000 of underwriting discount, $8,800,000 of deferred underwriting discount, $7,748,431 excess fair value of Founder Shares and $741,628 of offering costs.

Note 4 — Private Placement

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

On October 8, 2021, the Sponsor entered into agreements with certain funds managed by Apollo Capital Management, L.P. (collectively, “Apollo”), certain funds managed by Atalaya Capital Management, LP (“Atalaya”) and Meteora Capital Partners, L.P. and funds affiliated with Meteora Capital Partners, L.P. (collectively “Meteora) (individually and collectively, the “anchor investors”). Each of the anchor investors purchased 9.9% of the Units in the IPO (excluding Units issued in connection with the exercise of the over-allotment option). Each of Apollo and Atalaya agreed to purchase interests in the Sponsor representing approximately 7% of the Founder Shares and Private Placement Warrants at approximately the cost of such securities to the Sponsor, with the Sponsor’s obligation to sell some or all of such interests conditioned upon such anchor investor’s purchase of the Units.

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

The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the statement of operations for the period ended December 31, 2021. Offering costs allocated to the Public Shares were charged to shareholder’s deficit upon the completion of the IPO.

Forward Purchase Agreements

The Company entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (“the “Forward Purchasers”) on August 13, 2021 and August 4, 2021, respectively. The Forward Purchase Agreements provide, at the Company’s option, for the aggregate purchase of up to $9,600,000 Class A ordinary shares and 4,800,000 warrants to purchase Class A ordinary shares for an aggregate price of $96.0 million ($10.00 for one Class A ordinary share and one-half of one Warrant), in private placements that will close concurrently with the closing of our initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares and Public Warrants included in the Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval.

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note, as all such amounts were paid.

Administrative Services Agreement

The Company has entered into an agreement with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 of fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 7 — Warrant Liabilities

The Company accounts for the 22,250,000 warrants that were issued in the IPO (representing 11,500,000 Public Warrants and 10,750,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrants do not meet the criteria to be considered indexed to the Company’s ordinary shares due to settlement provisions that result in holders of warrants receiving variable settlement amounts determined by the reference table. Additionally, an event that is not within the Company’s control could require net cash settlement, thus precluding equity classification. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with its IPO or a new registration statement covering registration under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Broker Dealer Agreement

The Company entered a broker dealer agreement on November 23, 2021, for the purposes of identifying a target company (“Target”) in connection with the Business Combination. The broker dealer (“Finder”) will identify potential Targets that have not already been identified by the Company. In the event that the Company already knows the Target, the Company will inform the Finder and the agreement will be terminated. However, the Company may enter into another agreement with the Finder for a known Target if the Company believes the Finder can add substantial value with respect to the pursuit of the known Target. The Finder will act exclusively for the Company with respect to all activities related to pursuit of a Target once identified. If the Company consummates a Business Combination with the Target, the Company will pay the Finder a base success fee of $350,000 or, in lieu of the base success fee and not in addition to, an introduction fee if, in addition to first identifying a Target, the Finder also provides the Company an introduction to a pre-existing relationship with a person that serves as a member of the Target’s Board of Directors or senior executive management. The introduction fee will be $1,000,000 if the Target has initiated a competitive process with respect to a strategic alternative or 0.5% of the pre-money equity value of the Target if the Target has not initiated a competitive process with respect to a strategic alternative. Payment to the Finder is dependent upon the closing of a Business Combination. As of March 31, 2022, the Company has not been introduced to a Target and thus did not accrue any amounts related to this agreement.

Consulting Agreements

The Company entered into thirteen consulting agreements through March 31, 2022. During the term of each agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. Upon closing of an initial Business Combination, the Company will pay the Consultant a base fee of $350,000. In lieu of and not in addition to the base fee, the Company will pay a bonus fee of $1,000,000 if the Company and the Consultant mutually determine and agree that the Consultant will provide advice or services that are of a different kind than those contemplated in the agreement. In lieu of and not in addition to the base fee and bonus fee, the Company will pay 0.5% of the pre-money equity value of the Target if the Company and the Consultant mutually determine and agree that the Consultant provided, or will provide, material support in connection with the evaluation, negotiation, execution or marketing of an initial Business Combination that is ultimately consummated by the Company. Payment to the Consultant is dependent upon the closing of an initial Business Combination. As of March 31, 2022, no work has been performed related to the consulting agreements and thus the Company did not accrue any amounts related to these agreements. Subsequent to December 31, 2021 the Company entered into a broker dealer agreement for identifying a target for the initial Business Combination. The broker dealer agreements have the same terms as those entered into prior to December 31, 2021.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in trust account	1	$234,627,566	$234,603,942

Liabilities:
Warrant liability – Public Warrants	1	4,025,000	5,520,000
Warrant liability – Private Placement Warrants	2	3,762,500	5,160,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of March 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $4,025,000 million and $3,762,500 million, respectively, based on a fair value of $0.35 per warrant. As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $5,520,000 million and $5,160,000 million, respectively, based on a fair value of $0.48 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$5,160,000	$5,520,000	$10,680,000
Change in valuation inputs or other assumptions	(1,397,500)	(1,495,000)	(2,892,500)
Fair value as of March 31, 2022	$3,762,500	$4,025,000	$7,787,500

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. For March 31, 2022 and December 31, 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying businesses that provide critical technologies in the industrial base supply chain recognized by the United States Government to maintain technological leadership, national security, and supply chain independence. Such vital technologies include, but are not limited to, advanced manufacturing, artificial intelligence, automation, data security, energy storage and power management, financial technology (payment solution), industrial software, internet of things (“IoT”), microelectronics, robotics, and wireless communications equipment.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including pursuant to the forward purchase agreements:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on the combined company’s assets if its operating revenues after the initial Business Combination are insufficient to repay TKB’s debt obligations assumed by the combined company;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 20, 2021 (inception) to March 31, 2022 have been organizational activities and those necessary to prepare for our IPO. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our IPO as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,488,362 which consists of the change in fair value of warrant liabilities of $2,892,500, interest earned on marketable securities held in the Trust Account of $23,624, offset by formation and operational costs of $427,762.

Liquidity and Capital Resources; Going Concern

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B ordinary shares (“Founder Shares”) by our sponsor, TKB Sponsor, LLC, for $25,000 and a $300,000 loan from our sponsor which was repaid in full in connection with the closing of the IPO.

On October 29, 2021, we consummated our IPO of 23,000,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 10,750,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $10,750,000.

A total of $234,600,000 of the proceeds from the IPO and the sale of the private placement warrants were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

For the three months ended March 31, 2022, net cash used in operating activities was $281,574. Net income of $2,488,362 was adjusted by $23,624 of interest income on marketable securities held in trust, $2,892,500 change in fair value of warrant liabilities, and $146,188 changes in operating assets and liabilities.

As of March 31, 2022, we had marketable securities held in the trust account of $234,627,566 (including approximately $27,566 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2022, we had cash of $488,903 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, if the Company is not able to consummate a Business Combination before January 29, 2023 (absent any extensions of such period with shareholder approval), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before January 29, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of the IPO are entitled to a deferred fee $8,800,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 48, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 9 for valuation methodology of warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K, except the following:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Dated: May 12, 2022