Form 10-Q
period 2022-06-30
TKB Critical Technologies 1
filed 2022-08-12
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

Item 1. Financial Statements

TKB CRITICAL TECHNOLOGIES 1
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash	$355,242	$750,562
Prepaid expenses	428,015	416,760
Total Current Assets	783,257	1,167,322

Non-current assets
Cash and marketable securities held in Trust Account	234,944,360	234,603,942
Prepaid expenses – non-current	125,274	322,740
Total Non-current Assets	235,069,634	234,926,682
TOTAL ASSETS	$235,852,891	$236,094,004

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$449,946	$42,598
Accrued offering costs	78,000	311,068
Total Current Liabilities	527,946	353,666

Warrant liabilities	3,780,275	10,680,000
Deferred underwriter fee payable	8,800,000	8,800,000
Total Non-current Liabilities	12,580,275	19,480,000
Total liabilities	13,108,221	19,833,666

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value of $10.22 per share	234,944,360	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,200,265)	(18,340,237)
Total Shareholders’ Deficit	(12,199,690)	(18,339,662)
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$235,852,891	$236,094,004

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Formation and operating costs	$328,049	$755,811	$8,066
Loss from operations	(328,049)	(755,811)	(8,066)

Other income:
Change in fair value of warrant liabilities	4,007,225	6,899,725	—
Interest income on marketable securities held in Trust Account	316,794	340,418	—
Other income	4,324,019	7,240,143	—

Net income (loss)	$3,995,970	$6,484,332	$(8,066)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$0.23	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,750,000	$575	$—	$(18,340,237)	$(18,339,662)

Net income	—	—	—	2,488,362	2,488,362

Balance — March 31, 2022	5,750,000	$575	$—	$(15,851,875)	$(15,851,300)

Re-measurement of Class A ordinary shares to possible redemption amount	—	—	—	(344,360)	(344,360)

Net income	—	—	—	3,995,970	3,995,970

Balance — June 30, 2022	5,750,000	$575	$—	$(12,200,265)	$(12,199,690)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — April 20, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425		25,000

Net loss	—	—	—	(8,066)	(8,066)

Balance — June 30, 2021	5,750,000	$575	$24,425	$(8,066)	$16,934

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,484,332	$(8,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(340,418)	—
Change in fair value of warrant liability	(6,899,725)	—
Changes in operating assets and liabilities:
Prepaid expenses	186,211	—
Accounts payable and accrued expenses	194,365	1,506
Net cash used in operating activities	(375,235)	(6,560)

Cash Flows from Financing Activities:
Payment of offering costs	(20,085)	—
Net cash used in Financing activities	(20,085)	—

Net Change in Cash	(395,320)	(6,560)
Cash – Beginning	750,562	—
Cash – Ending	$355,242	$(6,560)

Non-cash investing and financing activities
Offering costs included in accrued offering costs	—	243,448
Offering costs paid by Sponsor in exchange for issuance of founder shares	—	25,000
Re-measurement of Class A ordinary shares subject to possible redemption amount	344,360	—

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Proposed Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $355,242 cash and working capital of $255,311. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40. “Basis of Presentation - Going Concern”. The Company has until January 29, 2023 (absent any extensions of such period by the Company’s shareholders) to consummate a Business Combination. While the Company intends to complete the proposed Business Combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $355,242 and $750,562 of operating cash as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, and December 31, 2021, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants exercisable for the Company’s ordinary shares that are not indexed to its own shares as liabilities at fair value on the balance sheets. The Public Warrants and Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the condensed statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Public Warrants and Private Placement Warrants. At that time, the portion of the warrant liability related to the Public Warrants and Private Placement Warrants will be reclassified to additional paid-in capital.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement of carrying value to redemption value	35,299,793
Class A ordinary shares subject to possible redemption at December 31, 2021 and March 31, 2022	234,600,000
Plus:
Re-measurement of carrying value to redemption value	344,360
Class A ordinary shares subject to possible redemption at June 30, 2022	$234,944,360

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022		For the period from April 20, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,196,776	$799,194	$5,187,466	$1,296,866	$—	$(8,066)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per common share	$0.14	$0.14	$0.23	$0.23	$—	$(0.00)

Deferred Legal Fee

The Company incurred $86,723 and $181,261 during the three and six months ended June 30, 2022, respectively, of deferred legal fees that will be payable upon the consummation of a Business Combination. As of June 30, 2022, the Company had $394,244 in deferred legal fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note, as all such amounts were paid.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021 with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of fees for these services, of which $20,000 and $50,000 is included in accrued expenses in the accompanying condensed balance sheets, respectively. For the period from April 20, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 7 — Warrant Liabilities

The Company accounts for the 22,250,000 warrants that were issued in the IPO (representing 11,500,000 Public Warrants and 10,750,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrants do not meet the criteria to be considered indexed to the Company’s ordinary shares due to settlement provisions that result in holders of warrants receiving variable settlement amounts determined by the reference table. Additionally, an event that is not within the Company’s control could require net cash settlement, thus precluding equity classification. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Broker Dealer Agreement

The Company entered into three broker dealer agreements through June 30, 2022, for the purposes of identifying a target company (“Target”) in connection with the Business Combination. The broker dealer (“Finder”) will identify potential Targets that have not already been identified by the Company. In the event that the Company already knows the Target, the Company will inform the Finder and the agreement will be terminated. However, the Company may enter into another agreement with the Finder for a known Target if the Company believes the Finder can add substantial value with respect to the pursuit of the known Target. The Finder will act exclusively for the Company with respect to all activities related to pursuit of a Target once identified. If the Company consummates a Business Combination with the Target, the Company will pay the Finder a base success fee of $350,000 or, in lieu of the base success fee and not in addition to, an introduction fee if, in addition to first identifying a Target, the Finder also provides the Company an introduction to a pre-existing relationship with a person that serves as a member of the Target’s Board of Directors or senior executive management. The introduction fee will be $1,000,000 if the Target has initiated a competitive process with respect to a strategic alternative or 0.5% of the pre-money equity value of the Target if the Target has not initiated a competitive process with respect to a strategic alternative. Payment to the Finder is dependent upon the closing of a Business Combination. As of June 30, 2022, the Company has not been introduced to a Target and thus did not accrue any amounts related to this agreement.

Consulting Agreements

The Company entered into fourteen consulting agreements through June 30, 2022. During the term of each agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. Upon closing of an initial Business Combination, the Company will pay the Consultant a base fee of $350,000. In lieu of and not in addition to the base fee, the Company will pay a bonus fee of $1,000,000 if the Company and the Consultant mutually determine and agree that the Consultant will provide advice or services that are of a different kind than those contemplated in the agreement. In lieu of and not in addition to the base fee and bonus fee, the Company will pay 0.5% of the pre-money equity value of the Target if the Company and the Consultant mutually determine and agree that the Consultant provided, or will provide, material support in connection with the evaluation, negotiation, execution or marketing of an initial Business Combination that is ultimately consummated by the Company. Payment to the Consultant is dependent upon the closing of an initial Business Combination. As of June 30, 2022, no work has been performed related to the consulting agreements and thus the Company did not accrue any amounts related to these agreements.

On August 3, 2022, the company entered into a consulting agreement. During the term of each agreement, the Consultant will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. In consideration for the Services performed by the Consultant during the term, upon the closing of an initial business combination, SPAC shall pay to the Consultant 1% of the pre-money equity value of the target to such initial business combination (which such pre-money equity value shall be determined in a manner consistent with disclosures set forth in the proxy statement/prospectus for such initial business combination). Payment to the Consultant is dependent upon the closing of an initial Business Combination.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in trust account	1	$234,944,360	$234,603,942

Liabilities:
Warrant liability – Public Warrants	1	1,953,850	5,520,000
Warrant liability – Private Placement Warrants	2	1,826,425	5,160,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of June 30, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $1,953,850 and $1,826,425, respectively, based on a fair value of $0.17 per warrant. As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $5,520,000 million and $5,160,000 million, respectively, based on a fair value of $0.48 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$5,160,000	$5,520,000	$10,680,000
Change in valuation inputs or other assumptions	(1,397,500)	(1,495,000)	(2,892,500)
Fair value as of March 31, 2022	$3,762,500	$4,025,000	$7,787,500
Change in valuation inputs or other assumptions	(1,936,075)	(2,071,150)	(4,007,225)
Fair value as of June 30, 2022	$1,826,425	$1,953,850	$3,780,275

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. For June 30, 2022 and December 31, 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 3, 2022, the company entered into a consulting agreement. During the term of each agreement, the Consultant will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. In consideration for the Services performed by the Consultant during the term, upon the closing of an initial business combination, SPAC shall pay to the Consultant 1% of the pre-money equity value of the target to such initial business combination (which such pre-money equity value shall be determined in a manner consistent with disclosures set forth in the proxy statement/prospectus for such initial business combination). Payment to the Consultant is dependent upon the closing of an initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 20, 2021 (inception) to June 30, 2022 have been organizational activities and those necessary to prepare for our IPO. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our IPO as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $3,995,970 which consists of the change in fair value of warrant liabilities of $4,007,225, interest earned on marketable securities held in the Trust Account of $316,794, offset by formation and operational costs of $328,049.

For the six months ended June 30, 2022, we had net income of $6,484,332 which consists of the change in fair value of warrant liabilities of $6,899,725, interest earned on marketable securities held in the Trust Account of $340,418, offset by formation and operational costs of $755,811.

For the period from April 20, 2021 (inception) through June 30, 2021, we had net loss of $8,066 which consists of formation and operational costs.

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

For the six months ended June 30, 2022, net cash used in operating activities was $375,235. Net income of $6,484,332 was adjusted by $340,418 of interest income on marketable securities held in trust, $6,899,725 change in fair value of warrant liabilities, and $380,576 changes in operating assets and liabilities.

For the period from April 20, 2021 (inception) through June 30, 2021, net cash used in operating activities was $6,560. Net loss of $8,066 was adjusted by $1,506 changes in operating liabilities.

As of June 30, 2022, we had marketable securities held in the trust account of $234,944,360 (including approximately $344,360 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2022, we had cash of $355,242 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We expect that we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40. “Basis of Presentation - Going Concern”. The Company has until January 29, 2023 (absent any extensions of such period by the Company’s public shareholders) to consummate a Business Combination. While the Company intends to complete a Business Combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2022 or our Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 12, 2022.

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

Dated: August 12, 2022