Form 10-K
period 2022-12-31
TKB Critical Technologies 1
filed 2023-04-04
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	USCTU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	USCT	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	USCTW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $230,460,000, computed by reference to the closing price of the Class A ordinary shares reported on Nasdaq on such date.

As of March 29, 2023, there were 11,116,704 Class A ordinary shares, par value $0.0001 per share, and 100,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Annual Report on Form 10-K for the year ended December 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, mergers, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses if we do not complete an initial business combination with Wejo;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if we do not complete an initial business combination with Wejo;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities, if we do not complete an initial business combination with Wejo;

●	the liquidity and trading of our public securities;

●	the use of proceeds not held in the trust account (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

RISK FACTORS SUMMARY

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	While we intend to submit the proposed Business Combination with Wejo Group Limited (“Wejo”) to a vote of our shareholders, if we are not able to complete the proposed Business Combination or seek an alternate initial business combination, our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination;

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make it difficult for us to complete a business combination with Wejo or another target business.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination by June 29, 2023, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, including Wejo, may be materially adversely affected by the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, our sponsor, directors, executive officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.38 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until June 29, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team, or third parties, to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The Nasdaq Stock Market (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The Company has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by June 29, 2023. As such, there is a risk that we will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If the Company is unable to effect an initial business combination by the deadline, we will be forced to liquidate.

v

PART I

Item 1. Business.

In this Annual Report, references to the “Company,” “TKB,” and to “we,” “us,” and “our” refer to TKB Critical Technologies 1. References to “proposed Business Combination” refer to the proposed business combination with Wejo.

Overview

We are a blank check company incorporated on April 20, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On January 10, 2023, the Company entered into a business combination agreement with Wejo Group Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Wejo”) and Green Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Wejo (the “Merger Sub 1”) and upon execution of a joinder to the business combination agreement, each of Wejo Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned subsidiary of Wejo (“Holdco”) and Wejo Acquisition Company Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned Subsidiary of Holdco (the “Merger Sub 2,” and together with Merger Sub 1, the “Merger Subs”) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The terms of the Business Combination Agreement and the business combination contemplated thereby are discussed in more detail below. We have neither engaged in any operations nor generated any revenue to date.

Formation and Initial Public Offering

On October 29, 2021, we consummated our initial public offering of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one TKB Class A Share, par value $0.0001 per share (the “TKB Class A Shares”) and one-half of one warrant to purchase TKB Class A Shares (the “Public Warrants”). Simultaneously with the closing of our initial public offering, we consummated the sale of 10,750,000 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to our sponsor, TKB Sponsor I, LLC, generating proceeds of $10,750,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the Private Warrants were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Our units, TKB Class A Shares and warrants are each traded on the Nasdaq Global Market under the symbols “USCTU,” “USCT” and “USCTW,” respectively. Our units commenced public trading on October 27, 2021, and our TKB Class A Shares and warrants commenced separate public trading on December 17, 2021.

Extension

On January 27, 2023, the Company received shareholder approval to amend its amended and restated memorandum and articles of association (the “Articles”) to extend the date by which it must complete an initial business combination from January 29, 2023 to June 29, 2023 (the “Extension”). Shareholders also approved an amendment to the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension, the holders of 17,533,296 TKB Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $56.7 million.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into an assignment and assumption agreement with Wejo, which was subsequently amended and restated on March 2, 2023 (the “Wejo Assignment”), pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund TKB’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000.

The Sponsor subsequently advanced these funds to TKB for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of TKB’s initial business combination.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor and Wejo entered into a promissory note (“Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid.

Proposed Business Combination

Business Combination Agreement

On January 10, 2023, the Company entered into a business combination agreement with Wejo and Merger Sub 1 and upon execution of a joinder to the business combination agreement, each of Holdco and Merger Sub 2. On January 16, 2023, Wejo transferred all of its equity interests in Merger Sub 1 to Holdco. Pursuant to the Business Combination Agreement and subject to the satisfaction or waiver of the terms and conditions specified therein, (i) Merger Sub 1 will merge with and into TKB, with TKB continuing as the surviving company (“TKB Merger”), and (ii) Merger Sub 2 will merge with Wejo, with Wejo continuing as the surviving company (the “Wejo Merger” and, together with the TKB Merger, the “Business Combination”), so that, immediately following completion of the Business Combination (the “Closing”), each of Wejo and TKB will be a wholly owned subsidiary of Holdco. The Closing is expected to occur in the second quarter of 2023, following receipt of required approval by shareholders of TKB and Wejo and the fulfillment or waiver of the other conditions set forth in the Business Combination Agreement.

Wejo is a publicly traded holding company incorporated under the laws of Bermuda. Wejo provides software and technology solutions to various market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which includes the Wejo ADEPT platform). Wejo’s sector solutions, primarily delivered at this time in North America and Europe, provide valuable insights to its customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers, first tier automotive suppliers, fleet management companies, departments of transportation, retailers, mapping companies, universities, insurance companies, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle usage, driver safety, audience and media measurements and more.

At the effective time of the Wejo Merger, by virtue of the Wejo Merger and without any action on the part of the holders of any shares of the capital stock of Wejo, each Wejo common share issued and outstanding immediately prior to the effective time (other than (i) any common shares of Wejo held in the treasury of Wejo or owned by the Company and (ii) any common shares of Wejo held by shareholders of Wejo that have validly exercised dissenters rights) will be converted into the right to receive one common share of Holdco, par value $0.001 per share (“Holdco Common Share”). Each warrant of Wejo issued and outstanding immediately prior to the effective time of the Wejo Merger will be assumed by Holdco and automatically represent a warrant to acquire a Holdco Common Share. Each stock option of Wejo that is outstanding immediately prior to the effective time of the Wejo Merger, whether vested or unvested, shall automatically and without any action on the part of the holder or beneficiary thereof be assumed by Holdco and converted into an option to purchase a number of Holdco Common Shares equal to the total number of Wejo Common Shares subject to the stock option immediately prior to the effective time of the Wejo Merger, and shall otherwise be subject to the same terms and conditions (including vesting schedule) as applicable to the corresponding stock option of Wejo.

At the effective time of the TKB Merger, by virtue of the TKB Merger and without any action on the part of the holders of any shares of the capital stock of TKB, (i) immediately prior to the effective time of the TKB Merger, each Unit then-outstanding and not previously separated will be automatically separated into its component parts and the holder of each Unit will be deemed to hold one TKB Class A Share and one-half of one Public Warrant, (ii) to the extent not already converted into TKB Class A Shares, immediately prior to the effective time of the TKB Merger each Class B ordinary share will automatically be converted on a one-for-one basis into TKB Class A Shares, (iii) at the effective time of the TKB Merger, each TKB Class A Share issued and outstanding immediately prior to the effective time of the TKB Merger (including the TKB Class A Shares issued upon the separation of Units and the conversion of TKB Class B Shares, but not including (i) any TKB Class A Shares held by shareholders of TKB that have validly exercised redemption rights under the Articles, (ii) any TKB Class A Shares held in the treasury of TKB or owned by Wejo, and (iii) any TKB Class A Shares held by shareholders of TKB that have validly exercised dissenters rights) will be converted into the right to receive Holdco Common Shares based on a floating exchange ratio, and (iv) at the effective time of the TKB Merger, each warrant issued and outstanding immediately prior to the effective time of the TKB Merger will be assumed by Holdco and the exercise price and number of underlying Holdco Common Shares will be adjusted according to the exchange ratio, based on the collar maximum price of $3.00 and minimum price of $0.50 of Wejo, respectively. The exchange ratio will be determined by dividing $11.25 by Wejo’s volume weighted price per share for the 15 consecutive trading days immediately preceding the second trading day prior to the TKB shareholders’ meeting to be held in connection with the Business Combination, subject to a minimum exchange ratio of 3.75 and a maximum exchange ratio of 22.50.

The Closing is subject to customary closing conditions, including, among others, (i) approval of the transaction by TKB’s shareholders and Wejo’s shareholders, (ii) approval of the extension of the term of TKB’s existence beyond its existing expiration date of January 29, 2023 (which was approved by TKB shareholders on January 27, 2023), (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Holdco, Wejo, the Merger Subs, and TKB, respectively, and compliance by Holdco, Wejo, the Merger Subs and TKB with their respective obligations under the Business Combination Agreement, (iv) declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the registration statement on Form S-4 to be filed by Holdco, (v) the absence of any governmental order, statute, rule or regulation or governmental action enjoining or prohibiting the consummation of the Business Combination, (vi) approval of Holdco Common Shares and warrants issued as consideration in the Business Combination for listing on Nasdaq Stock Market subject to official notice of issuance, (vii) the absence of material adverse effect that is continuing with respect to TKB and Wejo, (viii) the termination of the equity facility dated February 14, 2022 between CF Principal Investments LLC, a Delaware limited liability company, and Wejo and (ix) there being at Closing, in the reasonable and good faith assessment of Wejo or TKB, as applicable, available cash on hand at Wejo or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the Trust Account (net of redemptions and transaction expenses), (B) any irrevocable and binding financing commitments entered into pursuant to the Business Combination Agreement and (C) any non-binding financing commitments or other sources of income that in the reasonable determination of Wejo or TKB, as applicable, are reasonably expected to be available following the Closing, will be sufficient to fund ordinary course working capital and other general corporate purposes of Wejo in accordance with its mid-term business plan.

Further information regarding the proposed Business Combination can be found in TKB’s Current Report on Form 8-K filed with the SEC on January 10, 2023 (as amended on January 11, 2023 and January 12, 2023).

Wejo Voting Agreement

On January 10, 2023, in connection with the execution of the Business Combination Agreement, certain shareholders of Wejo entered into a Voting Agreement with TKB (the “Wejo Voting Agreement”). Pursuant to the Wejo Voting Agreement, such Wejo shareholders have agreed to vote in favor of (i) a proposal to approve the Wejo Merger and the other transactions contemplated by the Business Combination Agreement and (ii) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the Wejo Merger and the other transactions contemplated by the Business Combination Agreement. As of January 10, 2023, Wejo shareholders subject to the Wejo Voting Agreement beneficially own approximately 14.69% of the issued and outstanding common shares of Wejo.

Sponsor Voting Agreement

On January 10, 2023, in connection with the execution of the Business Combination Agreement, Sponsor entered into and, upon execution of a counterpart signature page certain other shareholders of TKB (collectively, the “Relevant TKB Shareholders”) will enter into, a Voting Agreement with Wejo (the “Sponsor Voting Agreement”).

Pursuant to the Sponsor Voting Agreement, such Relevant TKB Shareholders have agreed, to vote or cause to be voted any shares beneficially owned by such shareholders (or that may otherwise become beneficially owned by them prior to the shareholder vote) in favor of (i) a proposal to approve the TKB Merger and the other transactions contemplated by the Business Combination Agreement and (ii) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the TKB Merger and the other transactions contemplated by the Business Combination Agreement, at every shareholders’ meeting of TKB during the term of the Sponsor Voting Agreement. Further, each Relevant TKB Shareholder has agreed not to redeem any of its shares in connection with the TKB Merger or the Extension. In addition, each Relevant TKB Shareholder has agreed that, with limited exceptions provided therein, during the period from the date of the Sponsor Voting Agreement until termination thereof, he, she or it will not transfer, directly or indirectly, any such shares.

Registration Rights Agreement

At the Closing, Holdco, Wejo, TKB, the Sponsor and certain other security holders of TKB, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, upon completion of the Business Combination, the Holdco Common Shares, Holdco warrants and certain other registrable securities described therein held by the Sponsor and the other security holders of TKB party thereto will bear customary registration rights.

The foregoing description of the Business Combination Agreement, Wejo Voting Agreement, Sponsor Voting Agreement and Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, form of Wejo Voting Agreement, form of Sponsor Voting Agreement and form of Registration Rights Agreement, filed as exhibits to this Annual Report on Form 10-K.

Amendment to the Business Combination Agreement

On March 27, 2023, TKB and Wejo entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement as follows: (i) to permit TKB to create, assume or incur any indebtedness, guarantee indebtedness of another, or repay, redeem or repurchase such indebtedness, provided that TKB has first requested in writing that Wejo provide an alternative form of financing to TKB in an amount reasonably requested by TKB and Wejo subsequently fails to provide a binding and irrevocable commitment for such financing through third party sources of financing or otherwise on or before the earlier of three (3) Business Days or five (5) days from the date of such request, (ii) to require Wejo to pay the TKB Expense Reimbursement (x) if the Business Combination Agreement is terminated upon the mutual written consent of Wejo and TKB, (y) if the Business Combination Agreement is terminated by TKB in order to enter into a definitive agreement providing for a TKB Superior Proposal, and (z) if Holdco fails to file or confidentially submit the Registration Statement with the SEC on or before April 17, 2023, in addition to certain previously agreed terminations of the Business Combination Agreement by Wejo, (iii) to include repayment of the principal amount on loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement as an amount subject to the TKB Expense Reimbursement, (iv) to increase the amount of the TKB Expense Reimbursement from $250,000 to $1,000,000, plus an additional $500,000 on account of interest or repayment premiums on principal amounts of loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement, (v) to require Wejo to pay the TKB Expense Reimbursement within three (3) Business Days following the termination of the Business Combination Agreement, (vi) to clarify that in no event shall Wejo be obligated to pay the TKB Expense Reimbursement on more than one occasion, and (vii) to modify the definition of TKB Transaction Expenses to include payment of loans entered into by TKB or Sponsor as set forth on a schedule to the Amendment or as approved by Wejo.

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

Initial Business Combination

We have evaluated over 350 potential target businesses, including Wejo. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and a review of financial and other information that was made available to us.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target was determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors determined that the proposed Business Combination with Wejo satisfied this requirement and, in connection with such determination, relied on the opinion of an independent financial advisory firm. If we do not complete the proposed Business Combination with Wejo and we seek an alternate business combination, our board of directors will make the determination as to the fair market value of such alternate initial business combination. If our board of directors is not able to independently determine the fair market value of such alternate initial business combination, we will obtain an opinion from an independent investment banking firm, which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria.

Our Business Combination Process

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. Wejo is not affiliated with our sponsor, officers, or directors. In the event we do not complete the proposed Business Combination, and instead seek to complete an initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such other entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our sponsor, directors and officers are, or may become, affiliated with entities that are engaged in a business similar to our company. Our sponsor, directors and officers are not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies (including special purpose acquisition companies similar to our company), including in connection with their initial business combinations, prior to us completing our initial business combination. However, we do not believe that any such potential conflicts of interest would materially affect our ability to complete our proposed Business Combination with Wejo or with any other potential target business. See the Registration Statement for a discussion of potential conflicts of interest in connection with the proposed Business Combination with Wejo.

We have expended considerable time, and incurred considerable costs, to select and evaluate Wejo and to structure and pursue completion of the proposed Business Combination. The time required to select and evaluate any other target business and to structure and complete any other initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their TKB Class B Shares (including the TKB Class A Shares issuable upon the conversion of the TKB Class B Shares, the “Founder Shares”), and any public shares they may hold in connection with the completion of our initial business combination. Such persons did not receive separate consideration for their waiver of redemption rights.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

We will seek shareholder approval of the Wejo business combination as discussed in more detail in the Registration Statement. If we do not complete the business combination with Wejo and seek an alternate business combination and if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares , which means more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent (“Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Business Combination

The prospectus for TKB’s initial public offering and the Articles initially provided that TKB had until January 29, 2023, to complete a business combination. On January 6, 2023, TKB filed a definitive proxy statement seeking approval from its shareholders at an extraordinary general meeting, to be held on January 23, 2023, to extend the date by which TKB is required to complete its initial business combination to June 29, 2023. TKB shareholders approved the Extension on January 27, 2023. In connection with the Extension, an aggregate of 17,533,296 Public Shares were redeemed for an aggregate redemption payment of approximately $181.9 million, leaving approximately $56.7 million in TKB’s Trust Account.

If we are unable to complete our initial business combination by June 29, 2023, or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to the Articles (the “Combination Period”), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish TKB Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire, worthless, if we fail to complete our initial business combination within the required time period.

Our Sponsor, and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial business combination during the Combination Period. However, if our Sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to a letter agreement with us, that they will not propose any amendment to the Articles to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem one-hundred percent (100%) of our public shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the proceeds of our initial public offering and private placement held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those dissolution costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than the estimated $10.38 per share calculated as of January 27, 2023, or less than the initial $10.20 per share deposited in the Trust Account at the time of our initial public offering. See “Risk Factors—If third parties bring claims against us the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors contained herein. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of TKB under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent that any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of TKB. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our TKB Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our TKB Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our TKB Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per Public Share. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors contained herein.

We will seek to reduce the possibility that the TKB Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The TKB Sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per Public Share to our TKB Public Shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and TKB to claims of punitive damages, by paying TKB Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our TKB Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Cayman Constitutional Documents to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem one-hundred percent (100%) of our Public Shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Further, a shareholder’s voting in connection with an extension of the Combination Period or the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote.

Competition

If we are unable to complete our business combination with Wejo, we expect to encounter competition in identifying, evaluating and selecting a target business for our alternate business combination, from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may have placed us at a competitive disadvantage in negotiating the proposed Business Combination with Wejo, or may place us at a competitive disadvantage in successfully negotiating an alternate business combination.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to our proposed business combination with Wejo, or the risks inherent in Wejo’s business. The risks presented below assumes that we will not consummate the proposed business combination with Wejo, and that we will seek to find an alternative target with which to consummate an initial business combination.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

TKB’s management identified a material weakness in TKB’s internal control over financial reporting. If TKB is unable to develop and maintain an effective system of internal control over financial reporting, TKB may not be able to accurately report its results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence and materially and adversely affect TKB’s business and operating results.

On February 11, 2022, the audit committee of the TKB Board, after consultation with TKB management, concluded that TKB’s audited balance sheet as of October 29, 2021 (the “Audited Balance Sheet”), included as Exhibit 99.1 to TKB’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021, contained an error relating to the value of the TKB Class A Shares subject to redemption, which should have been recorded as $234,600,000 ($10.20 per share) instead of $230,000,000 ($10.00 per share). In light of this error, it was determined that the Audited Balance Sheet should be no longer be relied upon, and TKB filed a restated audited balance sheet. As part of such restatement process, TKB identified a material weakness in its internal controls over financial reporting related to the accounting for complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, TKB’s co-principal executive officers and principal financial and accounting officer performed additional post-closing review procedures in connection with TKB’s annual report for the year ended December 31, 2021, including reviewing historical filings and consulting with subject matter experts related to the accounting for complex financial instruments. TKB’s management has also retained an additional consultant to provide additional review and subject matter expertise. TKB’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of its internal control over financial reporting. While TKB has processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, TKB has improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of TKB’s remediation plan can only be accomplished over time, and TKB can offer no assurance that these initiatives will ultimately have the intended effects. As a result of this material weakness, TKB management concluded that its internal control over financial reporting was not effective as of December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for TKB to provide reliable financial reports and prevent fraud. TKB continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Further, TKB can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if TKB is successful in strengthening its controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of TKB’s financial statements.

A material weakness could limit TKB’s ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. If TKB’s financial statements are not accurate, investors may not have a complete understanding of TKB’s operations. Likewise, if TKB’s financial statements are not filed on a timely basis, TKB could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on TKB’s business. Failure to timely file will cause TKB to be ineligible to utilize short form registration statements on Form S-3 (once available), which may impair TKB’s ability to obtain capital in a timely fashion to execute its business strategies. Ineffective internal controls could also cause investors to lose confidence in TKB’s reported financial information, which could have a negative effect on the trading price of the Holdco Common Shares. TKB cannot assure you that the measures taken to date, or any measures that TKB may take in the future, will be sufficient to avoid potential future material weaknesses.

TKB may face litigation and other risks as a result of the material weaknesses in TKB’s internal control over financial reporting.

As a result of the material weaknesses identified by TKB management, the restatement of the Audited Balance Sheet, and other matters raised or that may in the future be raised by the SEC, TKB faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in internal control over financial reporting and the preparation of TKB’s financial statements. As of the date of this Annual Report on Form 10-K, TKB has no knowledge of any such litigation or dispute. However, TKB can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on TKB’s business, results of operations and financial condition or its ability to complete an initial business combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

While we intend to seek shareholder approval of the proposed Business Combination with Wejo, we may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange requirement. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we intend to do in connection with the proposed Business Combination with Wejo, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

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

In connection with the proposed Business Combination with Wejo, we engaged Jefferies, the underwriter of our initial public offering, to act as our exclusive financial advisor and exclusive capital markets advisor and sole and exclusive placement agent in connection with one or more financings. In connection with such engagement, we agreed to pay Jefferies customary fees and expense reimbursements for such services contingent on the closing of a financing. If we do not complete the proposed Business Combination with Wejo and seek an alternate business combination, we may engage the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters, or their respective affiliates, fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. Because our initial shareholders own approximately 51% of our issued and outstanding ordinary shares, our initial shareholders will be able to approve the business combination even if no public shares are voted in favor of the business combination.

Our initial shareholders own approximately 51% of our issued and outstanding ordinary shares. Pursuant to letter agreements with us, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination.

Our initial shareholders and management team also may from time to time purchase TKB Class A Shares prior to our initial business combination. Our memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, because our initial shareholders own a majority of our issued and outstanding ordinary shares and have agreed to vote in favor of our initial business combination, the our initial shareholders will be able to approve the business combination even if no public shares are voted in favor of the business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. For instance, the Business Combination Agreement with Wejo includes a closing condition that there should be at Closing, in the reasonable and good faith assessment of Wejo or TKB, as applicable, available cash on hand at Wejo or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the Trust Account (net of redemptions and transaction expenses), (B) any irrevocable and binding financing commitments entered into pursuant to the Business Combination Agreement and (C) any non-binding financing commitments or other sources of income that in the reasonable determination of Wejo or TKB, as applicable, are reasonably expected to be available following the Closing, will be sufficient to fund ordinary course working capital and other general corporate purposes of Wejo in accordance with its mid-term business plan.

If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, our Articles provide that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a condition as described above or cause our net tangible assets to be less than $5,000,001, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into the Business Combination Agreement, we did not, know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we may arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the TKB Class B Shares results in the issuance of TKB Class A Shares on a greater than one-to-one basis upon conversion of the TKB Class B Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the proposed Business Combination with Wejo, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares from us for cash or receive shares in Wejo.

While the Business Combination Agreement with Wejo does not include a minimum cash condition, the exercise of redemption rights with respect to a large number of public shares may result in insufficient cash available to fund Wejo’s business, and may increase the probability that the Business Combination would be unsuccessful. If we do not consummate the proposed Business Combination with Wejo and instead pursue an alternate initial business combination, if such alternate initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that such initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by June 29, 2023, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 29, 2023, unless such date is further extended by vote of our shareholders. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by June 29, 2023, in which case, unless any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association is approved, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination with Wejo by June 29, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and Ukraine and the continued impact of outbreaks of COVID-19 in both in the U.S. and globally. These factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, our sponsor, initial shareholders, directors, executive officers, advisors or their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our TKB Class A Shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market from institutional and other investors who vote, or indicate an intention to vote, against the business combination, or who redeem, or indicate an intention to redeem, their Public Shares, or they may enter into transactions with such investors and others to provide them with incentives to acquire TKB ordinary shares or vote their shares in favor of the business combination, at any time prior to the business combination during a period when they are not then aware of material non-public information relating to the business combination or target company, although they are under no obligation to do so. Any such non-redemption agreements may provide for an agreement by the investor (i) not to redeem the public shares it owns, (ii) to sell such public shares to the Sponsor or our directors, officers, advisors or affiliates, or (iii) to acquire public shares in the market or in privately negotiated transactions from other shareholders who redeem or indicate an intention to redeem, and to hold such public shares and not redeem them. Any such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of TKB Ordinary Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor or our directors, officers, advisors or affiliates purchase shares in privately negotiated transactions from shareholders who have already elected to exercise their redemption rights, then such selling shareholder would be required to revoke their prior elections to redeem their public shares.

Any public shares purchased by the Sponsor or its affiliates would be purchased at a price no higher than the redemption price for the public shares, which is currently estimated to be approximately $10.38 per share as of January 27, 2023. Any public shares so purchased would not be voted by the Sponsor or its affiliates at the shareholder meeting held to approve the business combination and would not be redeemable by the Sponsor or its affiliates. The purpose of such share purchases and other transactions would be to decrease the number of redemptions. If such transactions are effected, the consequence could cause the business combination to be completed in circumstances where such would not otherwise be obtained. In addition, if such purchases are made, the public “float” of our shares following completion of the business combination and the number of beneficial holders of our shares may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our shares on Nasdaq or another national securities exchange or reducing the liquidity of the trading market for our shares.

Other than as expressly stated herein, our Sponsor, officers and directors have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable after completion of our initial public offering and we have a longer period of time to complete our initial business combination than companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our TKB Class A Shares, you will lose the ability to redeem all such shares in excess of 15% of our TKB Class A Shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with Wejo and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And, as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If we are unable to complete our proposed Business Combination with Wejo, and search for an alternate business combination target, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including Wejo, that we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until June 29, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had cash of $124,237 held outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account may not be sufficient to allow us to operate for until June 29, 2023, assuming that our proposed Business Combination with Wejo or another initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and we have not done so in connection with the proposed Business Combination with Wejo. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we were required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.38 per share estimated as of January 27, 2023, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with our initial public offering, our sponsor has agreed that it will be liable to us if, and to the extent, any claims by a third party for services rendered, products sold to us or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Wejo has executed a waiver of any and all rights to the monies in the Trust Account. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete the proposed Business Combination with Wejo, or another initial business combination, and may constrain the circumstances under which we could complete the proposed Business Combination with Wejo or another initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing the proposed Business Combination with Wejo or another initial business combination, and may make it more difficult to complete the proposed Business Combination with Wejo or another initial business combination.

If TKB is deemed to be an investment company for purposes of the Investment Company Act, TKB would be required to institute burdensome compliance requirements and TKB’s activities would be severely restricted, and, as a result, TKB may abandon our efforts to consummate the Business Combination and liquidate. To mitigate the risk of that result, TKB intends to liquidate the securities held in the Trust Account prior to the 24-month anniversary of the IPO Registration Statement and instead hold all funds in the Trust Account in cash or an interest-bearing bank deposit account, which may earn less interest than we otherwise would have if the Trust Account had remained invested in U.S. government securities or money market funds.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as TKB could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act; provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. While the funds in the Trust Account have, since TKB’s IPO, been held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, it is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted and we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate TKB. If we are required to liquidate TKB, shareholders would not be able to realize the benefits of owning shares in Wejo, if we complete the proposed Business Combination with Wejo, or any other successor operating business, if we complete an alternate initial business combination, including the potential appreciation in the value of TKB ordinary shares and warrants following such a transaction, and TKB warrants would expire worthless. In addition, TKB would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds.

To mitigate the risk of being deemed an investment company under the Investment Company Act, TKB intends to liquidate the securities held in the Trust Account prior to the 24-month anniversary of the IPO Registration Statement, and instead hold all funds in the Trust Account in cash or an interest-bearing bank deposit account, which may earn less interest than we otherwise would have if the Trust Account had remained invested in U.S. government securities or money market funds. This may mean that the amount of funds available for redemption would not increase, or would only minimally increase, thereby reducing the dollar amount TKB Public Shareholders would receive upon any redemption or liquidation of TKB. Alternatively, if TKB believes it may be deemed to be an investment company under the Investment Company Act, TKB may abandon our efforts to consummate the Business Combination and instead liquidate.

In addition, even prior to the 24-month anniversary of the effective date of its IPO Registration Statement, TKB may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that TKB may be considered an unregistered investment company, in which case TKB may be required to liquidate. For so long as the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that TKB may be considered an unregistered investment company and required to liquidate is greater than that of a special purpose acquisition company that has elected to liquidate such investments and to hold all funds in its Trust Account in cash (i.e., in one or more bank accounts).

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our proposed Business Combination with Wejo or another initial business combination, and results of operations.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our TKB Class A Shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

If we do not complete the proposed Business Combination with Wejo, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue an initial business combination opportunity in any industry or sector, except that our Articles prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

We intend to complete the proposed Business Combination with Wejo, and accordingly we may be affected by numerous risks inherent in Wejo’s business operations and industry. Such risks are set forth in more detail in the Registration Statement filed in connection with the proposed Business Combination. If we do not complete the proposed Business Combination with Wejo, we may be affected by numerous risks relating to the target with which we combine.

For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the proposed Business Combination with Wejo, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Wejo or another business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that Wejo or another target business with which we enter into our initial business combination will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we obtained a fairness opinion with the proposed Business Combination with Wejo, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm in connection with an alternate transaction and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

We obtained a fairness opinion in connection with the proposed Business Combination with Wejo, a copy of which is filed as an annex to the Registration Statement. If we do not complete the Business Combination with Wejo and instead pursue an alternate target, then, unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Pursuant to the Wejo Assignment Agreement, Wejo paid the Sponsor $250,000 on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000, and the Sponsor subsequently advanced these funds to TKB for working capital purposes. Separately and pursuant to the Phelan Note, Sponsor may draw down up to $750,000 for working capital, and as of January 30, 2023, Sponsor had drawn down $250,000 under the Phelan Note.

We may choose to incur additional debt to complete our proposed Business Combination with Wejo, or another initial business combination. We, and our officers, have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves with-out a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our TKB Class A Shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our TKB Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants units provided us with $231,950,000 that we may use to complete our initial business combination (after taking into account the $8,800,000 of deferred underwriting commissions being held in the Trust Account). Following the Extension, we have approximately $56,700,000 remaining in our Trust Account.

Although the Business Combination Agreement contemplates an initial business combination with a single target business, Wejo, if we do not complete the proposed Business Combination, we may effectuate an alternate initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only Wejo or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

If we do not complete the proposed Business Combination with Wejo, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our proposed Business Combination with Wejo. If we do not complete the proposed Business Combination with Wejo and seek to complete multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We intend to complete our proposed Business Combination with Wejo, but if we are unable to, we may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

We intend to complete our proposed Business Combination with Wejo, but if we are unable to, we may seek acquisition opportunities with an early stage-company, a financially unstable business or an entity lacking an established record of revenue or earnings. To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

While we intend to complete our proposed Business combination with Wejo, if we do not and seek an alternate target, we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

While we intend to complete our proposed Business Combination with Wejo, if we do not, we may seek an alternate target which is a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable (if at all) as we believed at the time of signing an agreement to acquire such private company or that fails to meet the projections upon which our valuation may be based.

We intend to complete our proposed Business Combination with Wejo, but if we are unable to, we may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

While we intend to complete our proposed Business Combination with Wejo, if we are unable to, we may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete an initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.

Our Articles does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, while the Business Combination Agreement does not impose a minimum cash condition, it does include a condition that there be at Closing, in the reasonable and good faith assessment of Wejo or TKB, as applicable, available cash on hand at Wejo or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the Trust Account (net of redemptions and transaction expenses), (B) any irrevocable and binding financing commitments entered into pursuant to the Business Combination Agreement and (C) any non-binding financing commitments or other sources of income that in the reasonable determination of Wejo or TKB, as applicable, are reasonably expected to be available following the Closing, will be sufficient to fund ordinary course working capital and other general corporate purposes of Wejo in accordance with its mid-term business plan. If we do not complete our proposed Business Combination with Wejo, any alternate initial business combination with an alternate target may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Nevertheless, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all TKB Class A Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement or such other proposed business combination exceeds the aggregate amount of cash available to us, and such condition is not waived, we will not be able to complete the business combination or redeem any shares in connection with such initial business combination, all TKB Class A Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our memorandum and articles of association will require a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our Articles requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by June 29, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended by special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. Our initial shareholders, who collectively beneficially own approximately 51% of our ordinary shares, may participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Articles to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 29, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their TKB Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: (i) the underwriting agreement; (ii) the letter agreement among us and our initial shareholders, sponsor, officers and directors; (iii) the registration rights agreement among us and our initial shareholders; (iv) the private placement warrants purchase agreement between us and our sponsor; and (v) the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders and our management team. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including facilitating our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, in connection with the proposed Business Combination with Wejo, TKB and Wejo have agreed to release the lock-up on the Founder Shares and Private Placement Warrants so that such securities will be transferrable by our Sponsor and officers and directors immediately following completion of the Business Combination. Such agreement may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete the proposed Business Combination with Wejo, or another target business, or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete the proposed Business Combination with Wejo or an alternate initial business combination.

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

Our initial shareholders own approximately 51% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our initial shareholders purchase any additional TKB Class A Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our TKB Class A Shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on the proposed Business Combination with Wejo or any other initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of Wejo, these financial statements are, and in the case of any other target company, these financial statements may be, required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances. In the case of Wejo, the historical financial statements are, and in the case of any other target business, the historical financial statements may be, required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

TKB has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by June 29, 2023. As such, there is a risk that TKB will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If TKB is unable to effect an initial business combination by the deadline, it will be forced to liquidate.

TKB is a blank check company, and as TKB has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that TKB will be unable to continue as a going concern if it does not consummate an initial business combination by June 29, 2023. There can be no assurance that TKB will complete a business combination by this time. If TKB does not complete its initial business combination by June 29, 2023, TKB will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share. TKB expects to consummate the proposed business combination with Wejo prior to June 29, 2023 and does not currently intend to take any action to extend its life beyond the June 29, 2023 business combination deadline.

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

Even if we conduct extensive due diligence on a target business with which we combine, as we have done on Wejo in connection with the proposed Business Combination, we cannot assure you that this diligence will identify all material issues that may be present with Wejo or another target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Wejo’s or such other target business’s control and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination with Wejo, or another target business, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time, attention and substantial costs for accountants, attorneys and others. If we decide not to complete the proposed Business Combination with Wejo or an alternate initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete our proposed Business Combination with Wejo or another initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination with Wejo, or another target business and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination with Wejo, or another target business, is dependent upon the efforts of our key personnel. Under the Business Combination Agreement with Wejo, the Sponsor has the right to nominate two directors to serve on the post-closing board. We expect those two directors to be Angela Blatteis and Philippe Tartavull. However the role of our key personnel, should we pursue an alternate target business cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

While we completed extensive due diligence on the management of Wejo, we may not have discovered everything. If we are unable to complete the proposed Business Combination with Wejo, we may have a limited ability to assess the management of an alternate target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, including Wejo, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of Wejo or another acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business with Wejo or such other acquisition candidate.

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

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

We have structured the proposed Business Combination with Wejo so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests of Wejo. If we do not complete the Business Combination with Wejo, we may structure an alternate business combination similarly, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new TKB Class A Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new TKB Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding TKB Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we effect our initial business combination with a company located outside of the United States, such as Wejo, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, such as Wejo, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations. Furthermore, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars, including the war between Russia and Ukraine; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

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

If we are not able to complete the proposed Business Combination with Wejo, we may seek alternate business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If we are not able to complete the proposed Business Combination with Wejo, we may consider an alternate business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between the completion of our proposed Business Combination with Wejo (or our search for an alternate business combination if we do not complete the Business Combination with Wejo) and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts of interest would materially affect our ability to complete our proposed Business Combination with Wejo or with any other potential target business. See the Registration Statement for a discussion of potential conflicts of interest in connection with the proposed Business Combination with Wejo.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Business Combination with Wejo, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

Since our sponsor, executive officers and directors will lose their entire investment in us if an initial business combination is not completed (other than with respect to public shares they have acquired or may acquire), a conflict of interest may arise in determining whether a particular business combination target, if we are unable to complete the proposed Business Combination with Wejo, is appropriate for our initial business combination.

On April 29, 2021, our sponsor paid $25,000 to purchase 5,750,000 founder shares, or approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,750,000 warrants, at a price of $1.00 per private placement warrant, each exercisable for one TKB Class A Share at $11.50 per share, for an aggregate purchase price of $10,750,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 29, 2023 nears, which is the deadline for our completion of an initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those TKB Class A Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 29, 2023 or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 29, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 29, 2023 is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond 20 months from the closing of our initial public offering before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, TKB Class A Shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and the publicly held shares would be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders and 1,000,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our TKB Class A Shares are a “penny stock” which will require brokers trading in our TKB Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, TKB Class A Shares and warrants have been approved to be listed on Nasdaq, our units, TKB Class A Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our TKB Class A Shares will not be entitled to vote on any appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of our TKB Class B Shares will have the right to vote on the appointment of directors. Holders of our TKB Class A Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our TKB Class B Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the TKB Class A Share and the one-half of a warrant to purchase one TKB Class A Share included in each unit could be challenged by the Internal Revenue Service, the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes. As used herein, the term “U.S. Holder” means a beneficial owner of our TKB Class A Shares or warrants that is for U.S. federal income tax purposes: an individual citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized under the laws of the United States, any state thereof or the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may be a controlled foreign corporation (CFC) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If a U.S. shareholder owns 10% or more of our common shares, it may be subject to increased U.S. federal income taxation under the CFC rules. A non-U.S. corporation will be classified as a CFC for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly, or constructively) 10% or more of the voting power or value of shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares and any special voting rights, such as to appoint directors, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons that are entitled to acquire shares pursuant to an option. Shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake and the constructive ownership rules) are urged to consult their tax advisors.

We may be a passive foreign investment company (PFIC) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.

We believe we were a PFIC for our taxable year ended December 31, 2022 and we may be classified as a PFIC for the current taxable year. Our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of our TKB Class A Shares). Further, our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year.

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

If we do not complete the Business Combination with Wejo, we may, in connection with an alternate business combination, re-domicile or reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Registration of the TKB Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with our initial public offering or a new registration statement covering the registration under the Securities Act of the TKB Class A Shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the TKB Class A Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the TKB Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of TKB Class A Shares that warrant holders will receive upon cashless exercise will be based on a formula.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the TKB Class A Shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If our TKB Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Warrant holders may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if a warrant holder does so, it will receive fewer TKB Class A Shares from such exercise than if it were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the TKB Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the TKB Class A Shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of TKB Class A Shares equal to the quotient obtained by dividing (x) the product of the number of TKB Class A Shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) of our TKB Class A Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for purposes of this calculation (other than in connection with a redemption) is the average last reported sale price of the TKB Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. If we have elected to call the public warrants for redemption when the price per TKB Class A Share equals or exceeds $18.00 per share, the “fair market value” for purposes of this calculation is the volume weighted average price of our TKB Class A Shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. As a result, you would receive fewer TKB Class A Shares from such exercise than if you were to exercise such warrants for cash.

The registration rights granted to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our TKB Class A Shares.

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our initial shareholders and their permitted transferees can demand that we register the TKB Class A Shares that they hold (including TKB Class A Shares into which their TKB Class B Shares are convertible), holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the TKB Class A Shares issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the TKB Class A Shares issuable upon conversion of such warrants and forward purchasers can demand that we register the forward purchase securities. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our TKB Class A Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our TKB Class A Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

If we complete an alternate initial business combination in lieu of the proposed Business Combination with Wejo, we may issue additional TKB Class A Shares or preference shares to complete such alternate initial business combination, and we may issue such shares under an employee incentive plan after completion of our initial business combination. We may also issue TKB Class A Shares upon the conversion of the TKB Class B Shares at a ratio greater than one-to-one at the time of such alternate initial business combination as a result of the anti-dilution provisions contained in our memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorizes the issuance of up to 200,000,000 TKB Class A Shares, par value $0.0001 per share, 20,000,000 TKB Class B Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 29, 2023, there are 11,116,704 and 100,000 issued and outstanding TKB Class A Shares and TKB Class B Shares, respectively. The TKB Class B Shares are automatically convertible into TKB Class A Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our memorandum and articles of association, including in certain circumstances in which we issue TKB Class A Shares or equity-linked securities related to our initial business combination. Such anti-dilution adjustments were waived in connection with the proposed Business combination. As of the date of this Annual Report, there are no preference shares issued and outstanding.

If we complete an alternate initial business combination in lieu of the proposed Business Combination with Wejo we may issue additional ordinary shares to complete such alternate initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue TKB Class A Shares to redeem the warrants or upon conversion of the TKB Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein in connection with such alternate initial business combination. However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a Class with our public shares (a) on any initial business combination or (b) to approve an amendment to our memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond June 29, 2023 or (y) amend the foregoing provisions. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares, including pursuant to the forward purchase agreements:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of TKB Class A Shares if preference shares are issued with rights senior to those afforded our TKB Class A Shares;

●	could cause a change in control if a substantial number of TKB Class A Shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, TKB Class A Shares and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of TKB Class A Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants and forward purchase warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of TKB Class A Shares purchasable upon exercise of a warrant.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our TKB Class A Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. None of the private placement warrants will be redeemable by us in these circumstances for so long as they are held by our sponsor or its permitted transferees. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sale price of our TKB Class A Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of TKB Class A Shares determined based on the redemption date and the fair market value of our TKB Class A Shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time when the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of TKB Class A Shares received is capped at 0.361 TKB Class A Shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of our TKB Class A Shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 TKB Class A Shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,750,000 private placement warrants, each exercisable to purchase one TKB Class A Share at $11.50 per share. We may also issue up to 4,800,000 forward purchase warrants in connection with the issuance of forward purchase securities under the forward purchase agreements. Our initial shareholders currently own an aggregate of 5,750,000 founder shares, which consists of 5,650,000 TKB Class A Shares held by our Sponsor which shares were converted from TKB Class B Shares on January 18, 2023, and 100,000 TKB Class B Shares held by our independent directors. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue TKB Class A Shares for any reason, including to effectuate the proposed Business Combination with Wejo, the potential for the issuance of a substantial number of additional TKB Class A Shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding TKB Class A Shares and reduce the value of the TKB Class A Shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of TKB Class A Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional TKB Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per TKB Class A Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) of our TKB Class A Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

An active trading market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

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

We currently have 22,250,000 warrants outstanding. We account for these warrants as a warrant liability, which means that we record them at fair value with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities, including as a result of increased volatility in our earnings due to fluctuations in the value of the warrants as well as increased costs associated with obtaining such valuations. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

As of December 31, 2022, we had $124,237 in cash and working capital deficit of $1,199,323. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our TKB Class A Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case, we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Provisions in our memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our TKB Class A Shares and could entrench management.

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities law of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given, provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy or the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Item 1B. Unresolved Staff Comments.

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

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, TKB Class A Shares and warrants are each traded on the Nasdaq Global Market under the symbols “USCTU,” “USCT” and “USCTW,” respectively. Our units commenced public trading on October 27, 2021, and our TKB Class A Shares and warrants commenced separate public trading on December 17, 2021.

Holders

On March 29, 2023, there was one holder of record of our units, two holder of records of our TKB Class A Shares, four holders of record of our TKB Class B Shares and two holders of record of our warrants.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

On October 29, 2021, the Company consummated its initial public offering of 23,000,000 units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one TKB Class A Share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one TKB Class A Share for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 10,750,000 warrants to its sponsor, TKB Sponsor, LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $10,750,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the private placement warrants were placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Following the Extension, we have approximately $56,700,000 remaining in our Trust Account.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including pursuant to the forward purchase agreements:

•	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the TKB Class B Shares resulted in the issuance of TKB Class A Shares on a greater than one-to-one basis upon conversion of the TKB Class B Shares;

•	may subordinate the rights of holders of TKB Class A Shares if preference shares are issued with rights senior to those afforded our TKB Class A Shares;

•	could cause a change in control if a substantial number of TKB Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our TKB Class A Shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our TKB Class A Shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our TKB Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Proposed Business Combination

On January 10, 2023, TKB entered into the Business Combination Agreement with Wejo, Holdco and the Merger Subs. Pursuant to the Business Combination Agreement and subject to the satisfaction or waiver of the terms and conditions specified therein, (i) Merger Sub 1 will merge with and into TKB, with TKB continuing as the surviving company, and (ii) Merger Sub 2 will merge with Wejo, with Wejo continuing as the surviving company, so that, immediately following the Closing, each of Wejo and TKB will be a wholly owned subsidiary of Holdco. The Closing is expected to occur in the second quarter of 2023, following receipt of required approval by shareholders of TKB and Wejo and the fulfillment or waiver of the other conditions set forth in the Business Combination Agreement. On March 27, 2023, TKB and Wejo entered into Amendment No. 1 to the Business Combination Agreement.

For more information about the Business Combination Agreement and the Business Combination, see our Registration Statement. Unless specifically stated, this Annual Report does not give effect to the Business Combination and does not contain the risks associated with the Business Combination. The Business Combination is expected to close in the second quarter of 2023, following receipt of required approval by shareholders of TKB and Wejo and the fulfillment or waiver of the other conditions set forth in the Business Combination Agreement.

Extension

On January 27, 2023, the Company received shareholder approval to amend its Articles to extend the date by which it must complete an initial business combination from January 29, 2023 to June 29, 2023. Shareholders also approved an amendment to the Trust Agreement to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension, the holders of 17,533,296 TKB Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $56.7 million.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into the Wejo Assignment, which was subsequently amended and restated on March 2, 2023, pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund TKB’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000.

The Sponsor subsequently advanced these funds to TKB for working capital purposes. The advance is non-interest bearing, unsecured and payable in cash upon the consummation of TKB’s initial business combination.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor and Wejo entered into the Phelan Note, which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, TKB had drawn $250,000 under the Phelan Note. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid.

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

For the year ended December 31, 2022, we had net income of $11,245,341 which consists of the change in fair value of warrant liabilities of $10,197,175 and interest earned on marketable securities held in the Trust Account of $3,383,885, offset by formation and operational costs of $2,335,719.

For the period from April 20, 2021 (inception), through December 31, 2021, we had net income of $8,644,188, which consists of a change in fair value of the warrant liability of $10,457,500 and unrealized gains and interest earned on marketable securities held in the Trust Account of $3,950, offset by formation and operational costs of $1,817,262.

Liquidity, Capital Resources and Going Concern

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor, TKB Sponsor, LLC, for $25,000 and a $300,000 loan from our sponsor which has been repaid in full in connection with the closing of the IPO.

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

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the private placement warrants were placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs of the initial public offering amounted to $21,140,059, consisting of $3,850,000 of underwriting discount, $8,800,000 of deferred underwriting discount, $7,748,431 of excess fair value of founder shares and $741,628 of actual offering costs. Of these amounts, $19,774,814 was recorded to additional paid-in capital and $1,365,245 costs related to the warrant liability was expensed immediately using the residual allocation method.

For the year ended December 31, 2022, net cash used in operating activities was $606,240. Net income of $11,245,341 was adjusted by $3,383,885 of interest income on marketable securities held in trust, $10,197,175 change in fair value of warrant liabilities, and $1,729,479 changes in operating assets and liabilities.

For the period from April 20, 2021 (inception), through December 31, 2021, net cash used in operating activities was $837,851. Net income of $8,644,188 was adjusted by $3,950 of unrealized gains and interest income on marketable securities held in trust, $1,365,245 transaction costs incurred in connection with the IPO, $10,457,500 change in fair value of warrant liabilities, and $385,834 of changes in operating assets and liabilities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $237,987,827 (including approximately $3,387,827 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2022, we had cash of $124,237 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination.

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

On January 27, 2023, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from January 29, 2023 to June 29, 2023 (the “Extension Amendment”). The shareholders also approved a proposal (the “Trust Agreement Amendment Proposal”) to amend the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023, to June 29, 2023. In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,533,296 TKB Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

The Company’s assessed going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until June 29, 2023 (absent any extensions of such period by the Company’s public shareholders) to consummate a Business Combination. While the Company intends to complete a Business Combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 29, 2023.

Going Concern

We have until June 29, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Significant estimates include the fair value of warrant liabilities, which requires a Black-Scholes model to fair value the warrants. We have identified the following critical accounting policies:

Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

TKB Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as TKB Class A Shares and TKB Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable TKB Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 TKB Class A Shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

On February 11, 2022, the audit committee of the TKB board, after consultation with TKB management, concluded that TKB’s Audited Balance Sheet as of October 29, 2021 included as Exhibit 99.1 to TKB’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021, contained an error relating to the value of the TKB Class A Shares subject to redemption, which should have been recorded as $234,600,000 ($10.20 per share) instead of $230,000,000 ($10.00 per share). In light of this error, it was determined that the Audited Balance Sheet should be no longer be relied upon, and TKB filed a restated audited balance sheet. As part of such restatement process, TKB identified a material weakness in its internal controls over financial reporting related to the accounting for complex financial instruments (including redeemable equity instruments as described above). In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Name	Age	Position
Angela Blatteis	62	Co-Chief Executive Officer, Chief Financial Officer, Director
Greg Klein	56	Co-Chief Executive Officer, Director
Philippe Tartavull	65	Executive Chairman
Frank Levinson	69	Director
Michael Herson	57	Director
Ryan O’Hara	54	Director
William Zerella	66	Director

Angela Blatteis serves as our Co-Chief Executive Officer, Chief Financial Officer and a Director. Angela has over 30 years of experience in private equity and investment banking. She has served as a Managing Partner of TKB Capital since 2019. Prior to TKB Capital, Angela served as Co-Founder, CEO and CFO of Soupure from 2014 to 2019, a startup food company that distributed soup to consumers and businesses. From 1996 to 2015, Angela served as Managing Director (1996-2012) and Ambassador (2012-2015) of The Gores Group (“Gores”), a global investment firm. During her time at Gores, Angela led several high-profile acquisitions and divestitures, including the Verifone transaction in which Gores sold Verifone to GTCR LLC, a private equity firm, and then Gores and GTCR took Verifone public (NYSE: PAY). She was also actively involved in taking Anker Systems (AIM: ANK) public through the London Alternative Investment Market. While at Gores, Angela also co-headed Global Equity Capital, a Gores-related entity, in which she completed highly successful transactions, including Sound Design Technologies, Scovill Fasteners, the take-private transaction of The Clark Group (AMEX: GLA), and the take-private transaction and subsequent merger of Halifax Corporation (OTPCK: HALX) with another enterprise logistics business that was purchased as a carve-out from Northrop Grumman. Prior to Gores, Angela worked in investment banking focusing on mergers, acquisitions, bankruptcies, and risk arbitrage at First Boston and Cowen & Company from 1987 to 1991. She served on the board of directors at Interlink Electronics (NASDAQ:LINK) (2013-2020) and Hyperspace (2005-2006). Angela has also served on the Advisory Council to the Dean for the University of Chicago – Booth School of Business since 2012, is currently a council member for GLG Associates, and was previously on the Advisory Board of First Foundation’s Los Angeles-based private bank. She earned an M.B.A. in Finance from the University of Chicago - Booth School of Business and a B.A. in Economics from the University of California at Berkeley. Angela was selected to serve on our board due to her extensive experience with acquisitions and divestitures of both public and private companies.

Greg Klein serves as our Co-Chief Executive Officer and a Director. Greg is a serial entrepreneur with over 35 years of deep operational experience building scalable and sustainable companies in the industrials, software, engineering services, supply chain, payments, and marketing services sectors. Greg co-founded TKB Capital in 2017 and has been a Managing Partner since then. From 2000 to 2017, he founded and led KleinPartners Capital Corporation, a middle-market investment firm that acquired, scaled, and sold businesses with operations in North America, Europe, Asia, and the Middle East. Greg has completed 30 transactions and divestitures, including EPEC LLC, in which, as Executive Chairman, the team experienced exponential sales growth, transforming EPEC LLC from a low tech regional printed circuit board manufacturing company into a global engineered products technology company. Prior to KleinPartners Capital Corporation, he founded and sold multiple companies by the age of 35, including Premiere Marketing, which was listed twice on the INC 500 Fastest Growing Companies and was originally listed at #64, when Greg was 25 years old. Greg is a co-founder and Chairman Emeritus of YPO Pacific Gold, a global leadership community of chief executives. He most recently served as Chairman of EPEC LLC (2002-2021) and is a director of multiple non-profit businesses. He earned his B.A. from the University of California at Los Angeles. Greg was chosen to serve on our board due to his experience in building and divesting companies across the technology industry.

Philippe Tartavull serves as our Executive Chairman. Philippe has over 35 years of experience leading public and private global technology companies in the infrastructure, industrials, payments and telecommunications, convergence of technologies, hardware and software sectors. Since 2017, Mr. Tartavull has served as a member of the board of trustees of the American University in Paris. He co-founded TKB Capital in 2017 and has been a managing partner since then. From 2012 through 2016, Philippe served as President and CEO of Xura/Comverse, Comverse Network Systems (“Xura”), where he helped to transform Xura into a leading provider of software and systems for value-added services through a number of divestitures and acquisitions. Through this process, Xura was sold to a private equity firm. Prior to Xura, he served as CEO, President, and Director of Hypercom Corporation (NYSE:HYC) (2007-2011), during which Hypercom doubled revenues though organic growth and strategic transactions with the acquisition of the European-headquartered Thales POS division. Hypercom was sold to VeriFone (NYSE: PAY) in 2011. Prior to Hypercom Corporation, Philippe was the President and CEO of Oberthur Technologies USA (now called IDEMIA) from 1998 to 2007, in which he worked to significantly grow revenue and expand Oberthur into new verticals, namely security and telecommunications through organic growth and through the integration of a subsidiary of De La Rue USA. Prior to IDEMIA, Philippe served as President and CEO of Syesca USA, a Thales Company and provider of system integration and mission critical software for the transportation and utility industries, from 1988 to 1998. Philippe has served on the board of public and private companies including Composecure, which completed its merger with Roman DBDR Tech Acquisition Corp., a special purpose acquisition company, in December 2021 (2015-2021); Hypercom Corporation (2007-2011); XURA/Comverse, MRV Communications (OTCQB:MRVC) (2009-2011); and Wilcox Inc. (1996-1998), which is now a part of Thales USA, Inc. He earned his M.B.A. from the Institut d’Administration des Entreprises, Sorbonne University, his M.S. in Engineering from École Nationale Supérieure des Pétroles et des Moteurs, and his B.S. in Engineering from SUPMECA (previously named Centre d’Études Supérieures des Techniques Industrielles).

Frank Levinson serves on our board of directors. Frank is an active venture investor, seasoned entrepreneur and inventor on over 50 patents, with experience in fiber optic components, communication networks, optical sensing and various areas of “clean tech.” Since 2010, Frank has served as general partner and been an active investor with Phoenix Venture Partners (“PVP”), an investment firm that focuses on material science and photonic innovation companies. Frank also serves as the Managing Director of Small World Group Ventures LLC. Prior to PVP, Frank co-founded and served as CTO and Chairman of Finisar Corporation (NASDAQ:FNSR), an optical communications component company, from 1988 to 2008 and led the company from self-funding to its IPO in 1999. Finisar was acquired by II-IV Incorporated in 2019. His other previous roles include Optical Systems Manager of Ericsson Raynet (1985-1988) and Technical Staff Member of Bell Labs (1980-1984). Frank’s previous and current board experience includes Fabrinet (NYSE:FN) (2001-present), Sentinel Monitor Systems (2015-2021), Rapsodo (2015-present), Vixar (2006-2018), and Interlink Electronics (NASDAQ:LINK) (2014-2020). He earned a Ph.D. and an M.A. in Astronomy from the University of Virginia and a B.S. in Mathematics and Physics from Butler University. Frank was chosen to serve on our board due to his vast experience with both public and private technology companies.

Michael Herson serves on our board of directors. Since 1995, Michael has served as President and Chief Executive Officer of American Defense International, Inc., which is a Washington D.C.-based defense government affairs firm providing lobbying, business development and strategic consulting to over 80 clients in the United States and overseas. He has been quoted as a political and defense expert in many national and Washington publications such as The Wall Street Journal, The New York Times, The Washington Post, The Boston Globe, Businessweek, Investor’s Business Daily, The Huffington Post, Politico, The Hill and Roll Call and has been interviewed on National Public Radio, XM Talk Radio 168. He is also a regular guest on the Defense & Aerospace Report podcast. Defense News has recognized him as one of the Top 100 influential people in U.S. Defense and The Hill newspaper named him as one of the top lobbyists in Washington. Michael has also served as a member of the board of directors of the Bronx Freedom Fund from 2013 to 2020. Michael earned a B.A. in American Government from Georgetown University, a J.D. from Rutgers University School of Law, and an M.S. in National Security Studies from Georgetown University. He also serves on the board of many national security and defense-related organizations as well as charitable organizations and was awarded the Secretary of Defense Medal for Outstanding Public Service in 1993. Michael was chosen to serve on our board due to his considerable experience in the defense industry.

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

William Zerella serves on our board of directors. William is an accomplished financial executive and business operator with over 20 years of experience building and scaling companies through an IPO, including leading three companies through a public listing. He currently serves as CFO of ACV Auctions (NASDAQ: ACVA), a vehicle dealer auction technology platform, and previously served as CFO for Luminar Technologies (NASDAQ:LAZR) (2018-2020), FitBit (NYSE:FIT) (2014-2018), Vocera Communications (NYSE:VCRA) (2011-2014), Force10 Networks (acquired by Dell) (2006-2011), and Infinera Corporation (NASDAQ: INFN) (2004-2006). He has served as on the board of directors for GroundTruth (2016-2021) and Chaserg Technology Acquisition Corporation (2018-2020). He earned an M.B.A. in Finance from New York University – Stern School of Business and a B.S. in Accounting from the New York Institute of Technology. William was selected to serve on our board due to his experience serving as CFO on numerous publicly traded entities.

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

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our TKB Class B Shares. In addition, prior to the completion of an initial business combination, holders of a majority of our TKB Class B Shares may remove a member of the board of directors for any reason.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Frank Levinson, Ryan O’Hara, and William Zerella serve as members of our compensation committee, and Frank Levinson chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to compensation and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination, including the Registration Statement filed in connection with the proposed Business Combination with Wejo. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of TKB ordinary shares as of March 29, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by TKB to be the beneficial owner of more than 5% of TKB’s outstanding ordinary shares;

•	each of TKB’s executive officers and directors that beneficially owns ordinary shares; and

•	all TKB’s executive officers and directors as a group.

In the table below, percentage ownership is based on 11,116,704 TKB Class A Shares (which includes TKB Class A Shares that are underlying the TKB Units) and 100,000 Class B ordinary share outstanding as of March 29, 2023. The TKB Class B Shares will be convertible into TKB Class A Shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of the Business Combination. The table below does not include the TKB Class A Shares underlying the TKB Public Warrants or Private Warrants because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	TKB Class A Shares		TKB Class B Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class	% Total Voting Power
TKB Sponsor I, LLC (our sponsor) (3)	5,650,000	50.8%	0	—%	50.4%
Saba Capital Management, L.P. (4)	2,433,565	22.9%	0	—%	22.9%
Atalaya Capital Management LP (5)	1,900,000	17.1%	0	—%	16.9%
Millennium Management LLC (7)	992,538	8.9%	0	—%	8.9%
Davidson Kempner Capital Management LP (8)	700,000	6.3%	0	—%	6.2%
Glazer Capital, LLC (9)	1,837,920	16.5%	0	—%	16.4%
Shaolin Capital Management LLC (10)	1,365,858	12.3%	0	—%	12.2%
Angela Blatteis (3)	5,650,000	50.8%	0	—%	50.4%
Greg Klein (3)	5,650,000	50.8%	0	—%	50.4%
Philippe Tartavull (3)	5,650,000	50.8%	0	—%	50.4%
Frank Levinson (6)	0	0.0	25,000	25.0%	*
Michael Herson (6)	0	0.0	25,000	25.0%	*
Ryan O’Hara (6)	0	0.0	25,000	25.0%	*
William Zerella (6)	0	0.0	25,000	25.0%	*
All officers and directors as a group (7 individuals)	5,650,000	50.8%	100,000	100.0%	51.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the foregoing is 400 Continental Blvd, Suite 600, El Segundo, CA 90245.
(2)	Interests shown consist solely of TKB Class B Shares. Such shares are convertible into TKB Class A Shares from time to time and will automatically convert into TKB Class A Shares concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment.
(3)	TKB Sponsor is the record holder of the shares reported herein. Each of Ms. Blatteis, Mr. Klein and Mr. Tartavull owns interests in TKB Sponsor and is a manager of TKB Sponsor and may be deemed to share beneficial ownership of such shares. Each of Ms. Blatteis, Mr. Klein and Mr. Tartavull disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(4)	Shares beneficially owned are based on the Schedule 13G/A filed with the SEC on February 14, 2023, by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Mr. Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein has shared voting and dispositive power with respect to 2,433,565 TKB Class A Shares. The business address of each of Saba Capital, Saba GP and Mr. Weinstein, as reported in the Schedule 13G/A, is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on November 2, 2021 by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP (“Alameda”) and Atalaya Capital Management LP (“ACM”). Each of ASPIF II, ASOF, Alameda and ACM has shared voting and dispositive power with respect to 458,850 TKB Class A Shares, 633,270 TKB Class A Shares, 807,880 TKB Class A Shares and 1,900,000 TKB Class A Shares, respectively. The TKB Class A Shares are directly held by ASPIF II, ASOF and Alameda (the “Direct Holders”). As the investment manager of each of the Direct Holders, ACM has the power to vote and direct the disposition of all TKB Class A Shares held by the Direct Holders. The business address of each of ASPIF II, ASOF, Alameda and ACM, as reported in the Schedule 13G, is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.
(6)	Excludes ordinary shares in which such person has an indirect interest through the TKB Sponsor as to which such person does not have beneficial ownership.
(7)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 3, 2023, by Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management, LLC and Israel A. Englander. Such shares are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address of each of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC, and Mr. Englander is 399 Park Avenue, New York, NY 10022.
(8)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 10, 2023 by M.H. Davidson & Co. (“CO”), Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP (“DKCM”), and Anthony A. Yoseloff. DKCM acts as investment manager to each of CO, DKP, DKIP, and DKIL. Mr. Yoseloff, through DKCM, is responsible for the voting and investment decisions relating to the securities held by CO, DKP, DKIP, and DKIL. The business address of each of CO, DKP, DKIP, DKIL, DKCM and Mr. Yoseloff is 520 Madison Avenue, 30th Floor, New York, NY 10022.
(9)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 14, 2023 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer. Glazer Capital serves as the investment manager of certain funds and managed accounts (“Glazer Funds”). Mr. Glazer is managing member of Glazer Capital and may be deemed to have ultimate voting and dispositive power over the shares held by the Glazer Funds. The business address of Glazer Capital and Mr. Glazer is 250 W. 55th Street, Suite 30A, New York, NY 10019.

(10)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 22, 2023, by Shaolin Capital Management LLC (“Shaolin”). Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin. The business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Founder Shares

On April 29, 2021, our Sponsor paid $25,000 to purchase 5,750,000 founder shares, or approximately $0.004 per share. On May 11, 2021, our Sponsor transferred 25,000 founder shares to each of our independent directors. In connection with the IPO, each of the Sponsor and our independent directors agreed, subject to limited exceptions, not to transfer, assign, or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their public shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Notwithstanding the foregoing, if the closing price of TKB Class A Shares exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares would be released from the lock-up. Our Sponsor and independent directors did not receive additional consideration for this lock-up. In connection with the proposed Business Combination, Wejo and TKB have agreed to terminate such lock-up effective as of the Closing.

Effective as of January 18, 2023, pursuant to the terms of the Articles, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into TKB Class A Shares, with immediate effect.

Pursuant to the Sponsor Voting Agreement, such Relevant TKB Shareholders have agreed to vote or cause to be voted any shares beneficially owned by such shareholders (or that may otherwise become beneficially owned by them prior to the shareholder vote) (i) in favor of (A) a proposal to approve the TKB Merger and the other transactions contemplated by the Business Combination Agreement and (B) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the TKB Merger and the other transactions contemplated by the Business Combination Agreement at every shareholders’ meeting of TKB during the term of the Sponsor Voting Agreement. Further, each Relevant TKB Shareholder has agreed not to redeem any of its shares in connection with the TKB Merger or the Extension. In addition, each Relevant TKB Shareholder has agreed that, with limited exceptions provided therein, during the period from the date of the Sponsor Voting Agreement until termination thereof, he, she or it will not transfer, directly or indirectly, any such shares.

Further, pursuant to the Sponsor Voting Agreement, the Sponsor shall, immediately prior to, and subject to the Closing, forfeit and surrender irrevocably for no consideration and without any further action by any party, up to an aggregate amount equal to 1,725,000 TKB Class B Shares and 3,225,000 Private Warrants (inclusive of any TKB Class B Shares and Private Warrants that Sponsor has agreed to forfeit in favor of the entities entered into forward purchase agreements at the time of TKB’s initial public offering (the “Sponsor Inducement Securities”)), as Sponsor may determine in its sole discretion, in order to secure the financing commitments referred to in the Business Combination Agreement or private investments in public equity of TKB, non-redemptions of TKB ordinary shares from existing TKB shareholders and private investments in public equity of TKB; provided that with respect to any Sponsor Inducement Securities that are not forfeited by Sponsor at or prior to the Closing, 50% of such non-forfeited Sponsor Inducement Securities shall be transferred to Wejo effective immediately upon Closing.

Private Placement Warrants

Our Sponsor purchased an aggregate of 10,750,000 Private Warrants at a price of $1.00 per warrant, or $10,750,000, in a private placement that closed simultaneously with the closing of the initial public offering. Each TKB Private Warrant entitles the holder to purchase one TKB Class A Shares at $11.50 per share. The Private Warrants (including the TKB Class A Shares issuable upon exercise of the Private Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Agreements with Anchor Investors

On October 8, 2021, the Sponsor entered into agreements with certain funds managed by Apollo Capital Management, L.P. (collectively, “Apollo”), certain funds managed by Atalaya Capital Management, LP (“Atalaya”) and Meteora Capital Partners, L.P. and funds affiliated with Meteora Capital Partners, L.P. (collectively “Meteora”) (individually and collectively, the “anchor investors”). Each of the anchor investors purchased 9.9% of the TKB Units in the IPO (excluding TKB Units issued in connection with the exercise of the over-allotment option). Each of Apollo and Atalaya agreed to purchase interests in the Sponsor representing approximately 7% of the Founder Shares and Private Warrants at approximately the cost of such securities to the Sponsor, with the Sponsor’s obligation to sell some or all of such interests conditioned upon such anchor investor’s purchase of the TKB Units.

Meteora entered into a separate agreement with the Sponsor pursuant to which it agreed to purchase interests in the Sponsor representing approximately 6.22% of the number of Founder Shares that are approximately equal to 4.27% of the cost of the Founder Shares and Private Warrants to the Sponsor.

The anchor investors acquired from the Sponsor an indirect economic interest in an aggregate of 1,173,000 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute the Founder Shares to the anchor investors after the completion of a Business Combination. The anchor investors hold an indirect economic interest in an aggregate of 1,505,000 warrants, reflecting 14% of total Private Warrants.

TKB entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (“the “Forward Purchasers”) on August 13, 2021 and August 4, 2021, respectively. The Forward Purchase Agreements provide, at TKB’s option, for the aggregate purchase of up to 9,600,000 TKB Class A Shares and 4,800,000 TKB Public Warrants for an aggregate price of $96.0 million ($10.00 for one TKB Class A Share and one-half of one TKB Public Warrant), in private placements that will close concurrently with the closing of our initial business combination. The forward purchase shares and forward purchase warrants will be identical to the TKB Class A Shares and TKB Public Warrants included in the TKB Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into the Wejo Assignment, which was subsequently amended and restated on March 2, 2023, pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund TKB’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000. The Sponsor then advanced such funds to TKB.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor and Wejo entered into the Phelan Note, which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid.

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

Related Party Notes and Advances

TKB Sponsor entered into an agreement with TKB to loan TKB funds up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the public offering. These loans were non-interest bearing, unsecured and were paid in full at the closing of the public offering.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an intended initial business combination, TKB Sponsor or an affiliate of TKB Sponsor or certain of TKB’s officers and directors may, but are not obligated to, loan TKB funds as may be required on a non-interest basis. When TKB completes its initial business combination, TKB will repay such loaned amounts. In the event that the initial business combination does not close, TKB may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Any of the foregoing payments to the Sponsor, repayments of loans from the Sponsor or repayments of working capital loans or advances prior to the initial business combination will be made using funds held outside the Trust Account.

Registration Rights

TKB entered into a registration rights agreement with respect to the founder shares, private placement warrants, warrants that may be issued upon conversion of working capital loans and forward purchase securities that may be issued pursuant to the forward purchase agreements (and any TKB Class A Shares issuable upon the exercise of the private placement warrants, forward purchase warrants and warrants that may be issued upon conversion of the working capital loans and upon conversion of the TKB Class B Shares).

Additionally, in connection with the Business Combination, at the Closing, Holdco, Wejo, TKB, the Sponsor and certain other security holders of TKB will enter into the Registration Rights Agreement, pursuant to which, upon completion of the Business Combination, the Holdco Common Shares, Holdco Warrants and certain other registrable securities described therein held by the Sponsor and the other security holders of TKB party thereto will bear customary registration rights.

Policy for Approval of Related Party Transactions

The audit committee of the TKB board adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which TKB was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) TKB directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of TKB voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee of the TKB board will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders, and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. TKB management will present to the audit committee of the TKB board each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, TKB may consummate related party transactions only if the audit committee of the TKB Board approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Levinson, Herson, O’Hara and Zerella are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $125,840 and $50,470, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 20, 2021 (inception) through December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from April 20, 2021 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from April 20, 2021 (inception) through December 31, 2022.

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

Item 15. Exhibits, Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

Not applicable.

TKB CRITICAL TECHNOLOGIES 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TKB Critical Technologies I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TKB Critical Technologies I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by June 29, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2021

New York, NY
April 3, 2023

TKB CRITICAL TECHNOLOGIES 1

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$124,237	$750,562
Prepaid expenses - current	336,075	416,760
Total Current Assets	460,312	1,167,322

Non-current assets
Cash and marketable securities held in Trust Account	237,987,827	234,603,942
Prepaid expenses – non-current	—	322,740
TOTAL ASSETS	$238,448,139	$236,094,004

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,581,635	$42,598
Accrued offering costs	78,000	311,068
Total Current Liabilities	1,659,635	353,666

Warrant liabilities	482,825	10,680,000
Deferred underwriter fee payable	8,800,000	8,800,000
Total liabilities	10,942,460	19,833,666

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption value of $10.35 and $10.20 per share at December 31, 2022 and December 31, 2021, respectively	237,987,827	234,600,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,482,723)	(18,340,237)
Total Shareholders’ Deficit	(10,482,148)	(18,339,662)
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$238,448,139	$236,094,004

The accompanying notes are an integral part of the financial statements.

TKB CRITICAL TECHNOLOGIES 1

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the Period from April 20, 2021 (inception) through December 31, 2021
Formation and operating costs	$2,335,719	$1,817,262
Loss from operations	(2,335,719)	(1,817,262)

Other income:
Change in fair value of warrant liabilities	10,197,175	10,457,500
Interest income on marketable securities held in Trust Account	3,383,885	3,752
Unrealized gain on marketable securities held in Trust Account	—	198
Other income	13,581,060	10,461,450

Net income	$11,245,341	$8,644,188

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	5,772,549

Basic and diluted net income per share, Class A ordinary shares	$0.39	$0.79

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,207,843

Basic and diluted net income per share, Class B ordinary shares	$0.39	$0.79

The accompanying notes are an integral part of the financial statements.

TKB CRITICAL TECHNOLOGIES 1

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balance – April 20, 2021	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Issuance of Class A ordinary shares	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	537,500	—	537,500
Excess fair value of anchor investor shares	—	—	7,050,830	697,601	7,748,431
Remeasurement of Class A ordinary shares subject to redemption	—	—	(7,612,755)	(27,687,038)	(35,299,793)
Payments by Sponsor in excess of promissory note	—	—	—	5,012	5,012
Net income	—	—	—	8,644,188	8,644,188
Balance – December 31, 2021	5,750,000	575	—	(18,340,237)	(18,339,662)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(3,387,827)	(3,387,827)
Net income	—	—	—	11,245,341	11,245,341
Balance – December 31, 2022	5,750,000	$575	$—	$(10,482,723)	$(10,482,148)

The accompanying notes are an integral part of the financial statements.

TKB CRITICAL TECHNOLOGIES 1

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 20, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$11,245,341	$8,644,188
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(3,383,885)	(3,752)
Unrealized gain on marketable securities held in Trust Account	—	(198)
Allocation of deferred offering cost for warrant liability	—	1,365,245
Change in fair value of warrant liability	(10,197,175)	(10,457,500)
Changes in operating assets and liabilities:
Prepaid expenses	403,425	(739,500)
Accounts payable and accrued expenses	1,326,054	42,598
Accrued offering costs	—	311,068
Net cash used in operating activities	(606,240)	(837,851)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities:
Payment of offering costs	(20,085)	—
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units	—	230,000,000
Payment of underwriting fee	—	(3,850,000)
Proceeds from sale of Private Warrants	—	10,750,000
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Deferred offering costs from initial public offering	—	(741,607)
Payments by Sponsor in excess of promissory note – related party	—	5,012)
Other	—	8
Net cash (used in) provided by Financing activities	(20,085)	236,188,413

Net Change in Cash	(626,325)	750,562
Cash – Beginning	750,562	—
Cash – Ending	$124,237	$750,562

Non-cash investing and financing activities
Initial classification of Class A ordinary shares subject to possible redemption	$—	$199,300,207
Initial measurement of public warrants and private placement warrants	$—	$21,137,500
Deferred underwriting fee payable	$—	$8,800,000
Deferred offering costs included in accrued offering costs	$—	$—
Deferred offering costs paid by Sponsor for Class B ordinary shares	$—	$—
Deferred offering costs paid by Sponsor under promissory note	$—	$—
Re-measurement of Class A ordinary shares subject to possible redemption amount	$3,387,827	$35,299,793

The accompanying notes are an integral part of the financial statements.

TKB CRITICAL TECHNOLOGIES 1

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2022, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Following the closing of the IPO on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation; and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from October 29, 2021 (or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the closing of the IPO.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and if the Company seeks shareholder approval. If the Company seeks shareholder approval, the Company will complete its Business Combination only if the Company receives approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or (ii) if so authorized by the Company’s articles of association, a unanimous written resolution of the shareholders. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law, to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire as worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered (other than its independent registered public accounting firm) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As further described in Note 10, on January 10, 2023, the Company, entered into a business combination agreement with Wejo Group Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Wejo”), and Green Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Wejo (“Merger Sub 1”) and upon execution of a joinder to the business combination agreement, each of Wejo Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned subsidiary of Wejo (“Holdco”) and Wejo Acquisition Company Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned Subsidiary of Holdco (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

Liquidity and Going Concern

As of December 31, 2022, the Company had $124,237 cash and working capital deficit of $1,199,323. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 27, 2023, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from January 29, 2023 to June 29, 2023 (the “Extension Amendment”). The shareholders also approved a proposal (the “Trust Agreement Amendment Proposal”) to amend the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,533,296 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”. The Company has until June 29, 2023 (absent any extensions of such period by the Company’s shareholders) to consummate a Business Combination. While the Company intends to complete the proposed Business Combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 29, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $124,237 and $750,562 of operating cash as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of December 31, 2022 and 2021, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with IPO

Offering costs consisted of legal, accounting and other expenses incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the IPO. Accordingly, on October 29, 2021, offering costs totaled $21,140,038 (consisting of $3,850,000 of underwriting fees, $8,800,000 of deferred underwriting fees, $7,748,431 excess fair value of Founder Shares and $741,607 of actual offering costs, with $1,365,245 included in the statement of operations for the period ending December 31, 2021 as an allocation for the Public Warrants and the Private Placement Warrants, and $19,774,793 included in additional paid-in capital).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except warrant liabilities.

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

Class A ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On October 29, 2021, the Company recorded a remeasurement of $35,299,793, $7,612,755 of which was recorded in additional paid-in capital and $27,687,038 was recorded in accumulated deficit.

As of December 31, 2022 and 2021, the Class A ordinary shares, classified as temporary equity in the balance sheets, are reconciled in the following table:

Gross proceeds from initial public offering	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	35,299,793
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Plus:
Re-measurement of carrying value to redemption value	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	$237,987,827

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from April 20, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$8,996,273	$2,249,068	$4,544,373	$4,099,815
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	5,772,549	5,207,843
Basic and diluted net income (loss) per ordinary share	$0.39	$0.39	$0.79	$0.79

Deferred Legal Fee

The Company incurred $1,164,402 and $212,983 during the year ended December 31, 2022 and for the period April 20, 2021 (inception) through December 31, 2021 of deferred legal fees that will be payable upon the consummation of a Business Combination and are include in formation and operating costs in the accompanying statements of operations, respectively. As of December 31, 2022 and 2021, the Company had $1,377,385 and $212,983 in deferred legal fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

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

On October 8, 2021, the Sponsor entered into agreements with certain funds managed by Apollo Capital Management, L.P. (collectively, “Apollo”), certain funds managements by Atalaya Capital Management, LP (“Atalaya”) and Meteora Capital Partners, L.P. and funds affiliated with Meteora Capital Partners, L.P. (collectively “Meteora”) (individually and collectively, the “anchor investors”). Each of the anchor investors purchased 9.9% of the Units in the IPO (excluding Units issued in connection with the exercise of the over-allotment option). Each of Apollo and Atalaya agreed to purchase interests in the Sponsor representing approximately 7% of the Founder Shares and Private Placement Warrants at approximately the cost of such securities to the Sponsor, with the Sponsor’s obligation to sell some or all of such interests conditioned upon such anchor investor’s purchase of the Units.

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

On October 7, 2022, the Company entered into a vendor agreement, as described in Note 8, whereas the Sponsor assigned 23,883 Class B ordinary shares to the vendor, effective upon the completion of a successful Business Combination.

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s director nominees in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Forward Purchase Agreements

The Company entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (the “Forward Purchasers”) on August 13, 2021, and August 4, 2021, respectively. The Forward Purchase Agreements provide, at the Company’s option, for the aggregate purchase of up to 9,600,000 Class A ordinary shares and 4,800,000 warrants to purchase Class A ordinary shares for an aggregate price of $96.0 million ($10.00 for one Class A ordinary share and one half of one warrant), in private placements that will close concurrently with the closing of the initial Business Combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares and Public Warrants included in the Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval.

Promissory Note — Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of December 31, 2022 and 2021 there were no amounts outstanding under the Promissory Note, as all such amounts were paid.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000 of fees for these services, of which $100,000 is included in accrued expenses in the accompanying balance sheets. For the period from April 20, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000 of fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with its initial public offering or a new registration statement covering registration under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

●	if the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities (excluding the forward purchase securities) for capital-raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day-period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of TKB Class A Shares as described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans and forward purchase securities that may be issued pursuant to the Forward Purchase Agreements (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, forward purchase warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. On October 29, 2021, the underwriters exercised the over-allotment option in full, generating an additional $30,000,000 in gross proceeds. As a result of the over-allotment being exercised in full, the Sponsor did not forfeit any Founder Shares back to the Company. The underwriters were paid a cash-underwriting discount of $3,850,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $8,050,000, and $750,000 of deferred underwriting commissions ($8,800,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Broker Dealer Agreement

The Company entered into seven broker dealer agreements through December 31, 2022, for the purposes of identifying a target company (the “Target”) in connection with the Business Combination.

With respect to five of the seven broker dealer agreements, the broker dealer (the “Finder”) will identify potential Targets that have not already been identified by the Company. In the event that the Company already knows the Target, the Company will inform the Finder and the agreement will be terminated. However, the Company may enter into another agreement with the Finder for a known Target if the Company believes the Finder can add substantial value with respect to the pursuit of the known Target. The Finder will act exclusively for the Company with respect to all activities related to the pursuit of a Target, once identified. If the Company consummates a Business Combination with the Target, the Company will pay the Finder a base success fee of $350,000 or, in lieu of the base success fee an introduction fee, if, in addition to first identifying a Target, the Finder also provides the Company an introduction to a pre-existing relationship with a person that ultimately serves as a member of the Target’s Board of Directors or senior executive management. The introduction fee will be $1,000,000 if the Target has initiated a competitive process with respect to a strategic alternative or 0.5% of the pre-money equity value of the Target if the Target has not initiated a competitive process with respect to a strategic alternative. Payment to the Finder is dependent upon the closing of a Business Combination.

On September 9, 2022, the Company entered into its sixth broker dealer agreement for the purposes of identifying a Target in connection with the Business Combination, pursuant to which the Finder will identify potential Targets that have not already been identified by the Company. Upon the closing of a Business Combination between the Company and a Target introduced to the Company by the Finder, the Finder will be entitled to a commission fee equal to one percent (1.0%) of the pre-money valuation of the Target as stated in the Agreement and Plan of Merger to entered into by the Company and the Target.

On September 28, 2022, the Company entered into its seventh broker dealer agreement for the purposes of identifying a Target in connection with the Business Combination. The Finder will identify potential Targets that have not already been identified by the Company. In connection with Business Combination, the Finder will be entitled to a commission fee equal to $1,000,000 or 100,000 Founder Shares currently held by the Sponsor. Payment to the Finder is dependent upon the closing of a Business Combination.

As of December 31, 2022, the Company did not accrue any amounts related to any broker dealer agreements.

Consulting Agreements

The Company entered into nineteen consulting agreements through December 31, 2022.

With respect to seventeen of the nineteen consulting agreements, during the term of each agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. Upon closing of an initial Business Combination, the Company will pay the Consultant a base fee of $350,000. In lieu of, and not in addition to the base fee, the Company will pay a bonus fee of $1,000,000 if the Company and the Consultant mutually determine and agree that the Consultant will provide advice or services that are of a different kind than those contemplated in the agreement. In lieu of and not in addition to the base fee and bonus fee, the Company will pay to the Consultant an additional fee equal to 0.5% of the pre-money equity value of the Target if the Company and the Consultant mutually determine and agree that the Consultant provided, or will provide, material support in connection with the evaluation, negotiation, execution or marketing of an initial Business Combination that is ultimately consummated by the Company. Payment to the Consultant is dependent upon the closing of an initial Business Combination.

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

On October 25, 2022, the Company entered into a consulting agreement. During the term of this agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying Business Combinations, including services such as valuation, diligence and general advice with respect to the business, operations and financial conditions of any such counterparty to a qualifying Business Combination. In consideration for the services performed by the Consultant during the term, upon the closing of an initial business combination, the Company shall pay to the Consultant, in shares at close, 100,000 shares of the surviving entity.

As of December 31, 2022, no work has been performed related to any of the consulting agreements and thus the Company did not accrue any amounts related to these agreements.

Vendor Agreement

On August 26, 2021, the Company entered into an agreement with a vendor to provide services and support in connection with finding and completing a successful Business Combination. In connection with these services, the Company agreed to pay the vendor $250,000 per annum. It is also agreed that the vendor could earn up to 45,000 ordinary shares over the term of the agreement.

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

For the year ended December 31, 2022, the Company incurred $191,402 in fees for these services, of which $42,181 is included in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2022.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$237,987,827	$234,603,942

Liabilities:
Warrant liability – Public Warrants	1	249,550	5,520,000
Warrant liability – Private Placement Warrants	2	233,275	5,160,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $249,550 and $233,275, respectively, based on a fair value of $0.02 per warrant. As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $5,520,000 and $5,160,000, respectively, based on a fair value of $0.48 per warrant.

The following table presents the changes in the fair value of warrant liabilities for the year ended December 31, 2022 and for the period April 20, 2021 (inception) through December 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of April 20, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	10,212,500	10,925,000	21,137,500
Change in fair value	(5,052,500)	(5,405,000)	(10,457,500)
Fair value as of December 31, 2021	5,160,000	5,520,000	10,680,000
Change in fair value	(4,926,275)	(5,270,450)	(10,196,725)
Fair value as of December 31, 2022	$233,725	$249,550	$483,275

The key inputs into the Black-Scholes model formula were as follows at October 29, 2021 and December 31, 2021:

	Private Placement Warrants
	October 29,	December 31,
Input	2021	2021
Ordinary share price	$10.00	$9.92
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.14%	1.33%
Volatility	16.1%	8.0%
Term	6.00	5.83
Warrant to buy one share (unadjusted for the probability of dissolution)	$1.19	$0.48
Warrant to buy one share (adjusted for the probability of dissolution)	$0.95	$0.48
Dividend yield	0.00%	0.00%

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of December 31, 2022 and 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

	Public Warrants	Private Placement Warrants	Warrant Liability
Derivative warrant liabilities at April 20, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	10,925,000	10,212,500	21,137,500
Change in fair value	(5,405,000)	(5,052,500)	(10,457,500)
Transfer of public warrants to Level 1 measurement	(5,520,000)	—	(5,520,000)
Transfer of private warrants to Level 2 measurement	—	(5,160,000)	(5,160,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $5,520,000. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,160,000. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Advisory Agreement

On January 9, 2023, the company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the advisor will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement, whether in one or more public or private (including, without limitation, private investment in public equity (PIPE) transactions involving common equity, preferred equity, and/or debt or equity-linked securities of the Company (regardless of whether sold by the Company or its securityholders) (any of the foregoing transactions, a “Financing”). As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services contingent upon the closing of each Financing.

Business Combination Agreement

On January 10, 2023, the Company, entered into a business combination agreement with Wejo Group Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Wejo”), and Green Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Wejo (“Merger Sub 1”) and upon execution of a joinder to the business combination agreement, each of Wejo Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned subsidiary of Wejo (“Holdco”) and Wejo Acquisition Company Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned Subsidiary of Holdco (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement and subject to the satisfaction or waiver of the terms and conditions specified therein, (i) Wejo will transfer all of its Merger Sub 1 shares to Holdco, (ii) Merger Sub 1 will merge with and into TKB, with TKB continuing as the surviving company (the “TKB Merger”), and (iii) Merger Sub 2 will merge with Wejo, with Wejo continuing as the surviving company (the “Wejo Merger” and, together with the TKB Merger, the “Business Combination”), so that, immediately following completion of the Business Combination (the “Closing”), each of Wejo and TKB will be a wholly owned subsidiary of Holdco. The Closing is expected to occur in the second quarter of 2023.

Wejo is a software and technology solutions provider to various multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform.

Wejo Merger

At the effective time of the Wejo Merger, by virtue of the Wejo Merger and without any action on the part of the holders of any shares of the capital stock of Wejo, each Wejo common share issued and outstanding immediately prior to the effective time (other than (i) any common shares of Wejo held in the treasury of Wejo or owned by TKB and (ii) any common shares of Wejo held by shareholders of Wejo that have validly exercised dissenters rights) will be converted into the right to receive one (1) common share of Holdco, par value $0.001 per share (“Holdco Common Share”). Each warrant of Wejo issued and outstanding immediately prior to the effective time of the Wejo Merger will be assumed by Holdco and automatically represent a warrant to acquire a Holdco Common Share.

Each stock option of Wejo that is outstanding immediately prior to the effective time of the Wejo Merger, whether vested or unvested, shall automatically and without any action on the part of the holder or beneficiary thereof be assumed by Holdco and converted into an option to purchase a number of Holdco Common Shares equal to the total number of Wejo Common Shares subject to the stock option immediately prior to the effective time of the Wejo Merger, and shall otherwise be subject to the same terms and conditions (including vesting schedule) as applicable to the corresponding stock option of Wejo.

TKB Merger

At the effective time of the TKB Merger, by virtue of the TKB Merger and without any action on the part of the holders of any shares of the capital stock of TKB, each TKB ordinary share issued and outstanding immediately prior to the effective time (other than (i) any ordinary shares of TKB held by shareholders of TKB that have validly exercised redemption rights under the TKB organizational documents, (ii) any ordinary shares of TKB held in the treasury of TKB or owned by Wejo and (iii) any ordinary shares of TKB held by shareholders of TKB that have validly exercised dissenters rights) will be converted into the right to receive Holdco Common Shares based on a floating exchange ratio. The exchange ratio will be determined by dividing $11.25 by Wejo’s volume weighted price per share for the 15 consecutive trading days immediately preceding the second trading day prior to the TKB shareholders meeting to be held in connection with the Business Combination, subject to a minimum exchange ratio of 3.75 and a maximum exchange ratio of 22.50. Each TKB warrant issued and outstanding immediately prior to the effective time of the TKB Merger will be assumed by Holdco and the exercise price and number of underlying Holdco Common Shares will be adjusted according to the exchange ratio. Each TKB unit issued and outstanding immediately prior to the effective time of the TKB Merger will be automatically detached and the holder of each unit will be deemed to hold one TKB Class A ordinary share and one-half of a TKB public warrant, which underlying Class A ordinary share and public warrant will be converted in accordance with the terms explained above.

Wejo Voting Agreement

On January 10, 2023, in connection with the execution of the Business Combination Agreement, certain shareholders of Wejo entered into a Voting Agreement with the Company (the “Wejo Voting Agreement”).

Pursuant to the Wejo Voting Agreement, such Wejo shareholders have agreed, among other things, to vote or cause to be voted any issued and outstanding common shares of Wejo beneficially owned by such shareholders (or that may otherwise become beneficially owned by them prior to obtaining the Wejo Shareholder Approval) (the “Wejo Covered Shares”) at every shareholders’ meeting of Wejo during the term of the Wejo Voting Agreement (i) in favor of (A) a proposal to approve the Wejo Merger and the other transactions contemplated by the Business Combination Agreement and (B) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the Wejo Merger and the other transactions contemplated by the Business Combination Agreement, including any proposal to adjourn or postpone any meeting of the Wejo shareholders to a later date if there are not sufficient votes to approve the proposals necessary to consummate the Wejo Merger and the other transactions contemplated by the Business Combination Agreement, provided that no Wejo shareholder will be required to vote in favor of any waiver, modification or amendment to the terms of the Business Combination Agreement that would be less favorable in any material respect to such Wejo shareholder than the Business Combination Agreement attached as an exhibit to this report (excluding any amendments affecting Wejo shareholders who are directors, officers or employees of Wejo in their capacities as such); and (ii) against: (A) any competing acquisition proposal and (B) any amendments to the Wejo’s organizational documents (other than as required to effect the Wejo Merger and the other transactions contemplated by the Business Combination Agreement) or any other proposal or transaction that would reasonably be expected to (1) impede, frustrate, interfere with, delay, postpone or materially adversely affect in any manner the Wejo Merger and the other transactions contemplated by the Business Combination Agreement, (2) change, in any manner, the voting rights of any class of share capital of Wejo, (3) result in any condition to the consummation of the Wejo Merger and the other transactions contemplated by the Business Combination Agreement not being fulfilled or (4) result in a breach of any covenant, representation or warranty or other obligation or agreement of Wejo under the Business Combination Agreement or Wejo shareholder under the Wejo Voting Agreement in any material respect.

As of January 10, 2023, Wejo shareholders subject to the Wejo Voting Agreement beneficially own approximately 14.69% of the issued and outstanding common shares of Wejo.

In addition, each Wejo shareholder party to the Wejo Voting Agreement has agreed that, with limited exceptions provided therein, during the period from the date of the Wejo Voting Agreement until termination thereof, he, she or it will not transfer, directly or indirectly, any Wejo Covered Shares.

Sponsor Voting Agreement

On January 10, 2023, in connection with the execution of the Business Combination Agreement, Sponsor entered into and, upon execution of a counterpart signature page certain other shareholders of the Company (collectively, the “Relevant TKB Shareholders”) will enter into a Voting Agreement with Wejo (the “Sponsor Voting Agreement”).

Pursuant to the Sponsor Voting Agreement, such Relevant TKB Shareholders have agreed, among other things, to vote or cause to be voted any issued and outstanding Subject Securities (as defined therein) beneficially owned by such shareholders (or that may otherwise become beneficially owned by them prior to obtaining the TKB Shareholder Approval) at every shareholders’ meeting of the Company during the term of the Sponsor Voting Agreement: (i) in favor of (A) a proposal to approve the TKB Merger and the other transactions contemplated by the Business Combination Agreement and (B) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the TKB Merger and the other transactions contemplated by the Business Combination Agreement, including any proposal to adjourn or postpone any meeting of shareholders of the Company to a later date if there are not sufficient votes to approve the proposals necessary to consummate the TKB Merger and the other transactions contemplated by the Business Combination Agreement; and (ii) against (A) any competing acquisition proposal and any other proposal, action or transaction that would reasonably be expected to impede, frustrate, prevent or nullify the TKB Merger or the Business Combination Agreement, and (B) any amendments to the Company’s organizational documents (other than as required to effect the TKB Merger and the other transactions contemplated by the Business Combination Agreement) or any other proposal or transaction that would reasonably be expected to (1) impede, frustrate, interfere with, delay, postpone or materially adversely affect in any manner the TKB Merger and the other transactions contemplated by the Business Combination Agreement, (2) change, in any manner, the voting rights of any class of share capital of the Company, (3) result in any condition to the consummation of the TKB Merger and the other transactions contemplated by the Business Combination Agreement not being fulfilled or (4) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Business Combination Agreement or any TKB Shareholder under the Sponsor Voting Agreement in any material respect. Further, each Relevant TKB Shareholder has agreed not to redeem any of its TKB Shares in connection with the TKB Merger or the TKB Extension Approval.

Further, Sponsor shall, immediately prior to, and subject to the Closing, forfeit and surrender irrevocably for no consideration and without any further action by any party, up to an aggregate amount equal to 1,725,000 Class B ordinary shares and 3,225,000 private warrants, which shall be inclusive of any Class B ordinary shares and TKB private warrants that Sponsor has agreed to forfeit in favor of the entities entered into forward purchase agreements at the time of TKB’s initial public offering (the “Forward Purchasers”), pursuant to those certain subscription agreements executed between Sponsor and the Forward Purchasers prior to the date hereof (“Sponsor Inducement Securities”), as Sponsor may determine in its sole discretion, in order to secure the financing commitments referred to in the Business Combination Agreement or private investments in public equity of the Company, non-redemptions of TKB ordinary shares from existing TKB shareholders and private investments in public equity of the Company; provided that with respect to any Sponsor Inducement Securities that are not forfeited by Sponsor at or prior to the Closing, Sponsor shall irrevocably forfeit and surrender for no consideration and without any further action of any party for the benefit of Wejo an aggregate amount equal to 50% of such non-forfeited Sponsor Inducement Securities effective immediately upon Closing.

As of January 10, 2023, the Relevant TKB Shareholders subject to the Sponsor Voting Agreement beneficially own approximately 20% of the issued and outstanding TKB ordinary shares.

In addition, each Relevant TKB Shareholder has agreed that, with limited exceptions provided therein, during the period from the date of the Sponsor Voting Agreement until termination thereof, he, she or it will not transfer, directly or indirectly, any Subject Securities.

Registration Rights Agreement

At the Closing, Holdco, Wejo, the Company, the Sponsor and certain other security holders of the Company, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, upon completion of the Business Combination, the Holdco Common Shares, Holdco warrants and certain other registrable securities described therein held by the Sponsor and the other security holders of the Company party thereto will bear customary registration rights.

Amendment to the Business Combination Agreement

On March 27, 2023, TKB and Wejo entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement as follows: (i) to permit TKB to create, assume or incur any indebtedness, guarantee indebtedness of another, or repay, redeem or repurchase such indebtedness, provided that TKB has first requested in writing that Wejo provide an alternative form of financing to TKB in an amount reasonably requested by TKB and Wejo subsequently fails to provide a binding and irrevocable commitment for such financing through third party sources of financing or otherwise on or before the earlier of three (3) Business Days or five (5) days from the date of such request, (ii) to require Wejo to pay the TKB Expense Reimbursement (x) if the Business Combination Agreement is terminated upon the mutual written consent of Wejo and TKB, (y) if the Business Combination Agreement is terminated by TKB in order to enter into a definitive agreement providing for a TKB Superior Proposal, and (z) if Holdco fails to file or confidentially submit the Registration Statement with the SEC on or before April 17, 2023, in addition to certain previously agreed terminations of the Business Combination Agreement by Wejo, (iii) to include repayment of the principal amount on loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement as an amount subject to the TKB Expense Reimbursement, (iv) to increase the amount of the TKB Expense Reimbursement from $250,000 to $1,000,000, plus an additional $500,000 on account of interest or repayment premiums on principal amounts of loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement, (v) to require Wejo to pay the TKB Expense Reimbursement within three (3) Business Days following the termination of the Business Combination Agreement, (vi) to clarify that in no event shall Wejo be obligated to pay the TKB Expense Reimbursement on more than one occasion, and (vii) to modify the definition of TKB Transaction Expenses to include payment of loans entered into by TKB or Sponsor as set forth on a schedule to the Amendment or as approved by Wejo.

Conversion of Class B shares

On January 18, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 5,650,000 of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (“Class B Shares”), elected to convert each outstanding Class B Share held by it on a one-for-one basis into Class A ordinary shares, par value $0.0001 per share (“Class A Shares”) of the Company, with immediate effect. Following such conversion, as of January 18, 2023, the Company had an aggregate of 28,650,000 Class A Shares issued and outstanding and 100,000 Class B Shares issued and outstanding.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into an assignment and assumption agreement with Wejo, which was subsequently amended and restated on March 2, 2023 (the “Wejo Assignment”), pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund TKB’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000.

The Sponsor subsequently advanced these funds to TKB for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of TKB’s initial business combination.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor and Wejo entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid.

Extension Meeting

On January 27, 2023, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from January 29, 2023 to June 29, 2023 (the “Extension Amendment”). The shareholders also approved a proposal (the “Trust Agreement Amendment Proposal”) to amend the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023, to June 29, 2023. In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,533,296 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

EXHIBIT INDEX

No.	Description of Exhibit
1.1+	Underwriting Agreement(1)
2.1+	Business Combination Agreement(3)
2.2+	Amendment to the Business Combination Agreement, dated as of March 27, 2023, by and among TKB Critical Technologies 1 and Wejo Group Limited(5)
3.1	Amended and Restated Memorandum and Articles of Association(1)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association(4)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(2)
4.5	Description of Securities*
10.1	Letter Agreement among the Registrant, TKB Sponsor I, LLC and each of the executive officers and directors of the Registrant(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(2)
10.3	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(4)
10.4	Registration Rights Agreement among the Registrant, TKB Sponsor I, LLC and the Holders signatory thereto(2)
10.5	Private Placement Warrants Purchase Agreement between the Registrant and TKB Sponsor I, LLC(2)
10.6	Form of Indemnity Agreement(1)
10.7	Securities Subscription Agreement between the Registrant and TKB Sponsor I, LLC(1)
10.8	Administrative Services Agreement between the Registrant and Tartavull Klein Blatteis Capital, LLC(2)
10.9	Amended and Restated Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.10	Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.11	Form of Wejo Voting Agreement(3)
10.12	Form of Sponsor Voting Agreement(3)
10.13	Form of Registration Rights Agreement(3)
14	Code of Business Conduct and Ethics(1)
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 8, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2021.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 11, 2023.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2023.

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKB CRITICAL TECHNOLOGIES 1

Date: April 3, 2023	By:	/s/ Angela Blatteis
	Name:	Angela Blatteis
	Title:	Co-Chief Executive Officer and Chief Financial Officer

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

Name	Position	Date

/s/ Angela Blatteis	Co-Chief Executive Officer and Chief Financial Officer	April 3, 2023
Angela Blatteis	(Principal Executive Officer; Principal Financial and Accounting Officer), Director

/s/ Greg Klein	Co-Chief Executive Officer	April 3, 2023
Greg Klein	(Principal Executive Officer), Director

/s/ Philippe Tartavull	Executive Chairman	April 3, 2023
Philippe Tartavull

/s/ Frank Levinson	Director	April 3, 2023
Frank Levinson

/s/ Michael Herson	Director	April 3, 2023
Michael Herson

/s/ Ryan O’Hara	Director	April 3, 2023
Ryan O’Hara

/s/ William Zerella	Director	April 3, 2023
William Zerella