Form 10-K/A
period 2022-12-31
TKB Critical Technologies 1
filed 2023-04-14
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

TKB Critical Technologies 1 (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K, as of and for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 4, 2023 (the “Original Form 10-K”), to update the beneficial ownership of securities table included in Item 12 of Part III of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Accordingly, this Amendment consists only of the facing page, this explanatory note, Part III of Form10-K, the signature pages to Form 10-K and the submitted exhibits. The Original Form 10-K is otherwise unchanged and has been omitted. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form10-K except as described above.

TKB CRITICAL TECHNOLOGIES 1

Annual Report on Form 10-K/A for the year ended December 31, 2022

i

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of TKB ordinary shares as of April 11, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by TKB to be the beneficial owner of more than 5% of TKB’s outstanding ordinary shares;

●	each of TKB’s executive officers and directors that beneficially owns ordinary shares; and

●	all TKB’s executive officers and directors as a group.

In the table below, percentage ownership is based on 11,116,704 TKB Class A Shares (which includes TKB Class A Shares that are underlying the TKB Units) and 100,000 Class B ordinary share outstanding as of April 11, 2023. The TKB Class B Shares will be convertible into TKB Class A Shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of the Business Combination. The table below does not include the TKB Class A Shares underlying the TKB Public Warrants or Private Warrants because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class	% Total Voting Power
5% or Greater Shareholders
TKB Sponsor I, LLC (3)	5,650,000	50.8%	-	-%	50.4%
Millennium Management LLC (4)	992,538	8.9%	-	-%	8.9%
Davidson Kempner Capital Management LP (5)	700,000	6.3%	-	-%	6.2%
Shaolin Capital Management LLC (6)	1,365,858	12.3%	-	-%	12.2%
Executive Officers and Directors
Angela Blatteis (3)	5,650,000	50.8%	-	-%	50.4%
Greg Klein (3)	5,650,000	50.8%	-	-%	50.4%
Philippe Tartavull (3)	5,650,000	50.8%	-	-%	50.4%
Frank Levinson (7)	-	-	25,000	25.0%	*
Michael Herson (7)	-	-	25,000	25.0%	*
Ryan O’Hara (7)	-	-	25,000	25.0%	*
William Zerella (7)	-	-	25,000	25.0%	*
All officers and directors as a group (7 individuals)	5,650,000	50.8%	100,000	100.0%	51.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the foregoing is 400 Continental Blvd, Suite 600, El Segundo, CA 90245.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment, as described in the section entitled “The Business Combination.”
(3)	TKB Sponsor is the record holder of the shares reported herein. Each of Ms. Blatteis, Mr. Klein and Mr. Tartavull own interests in TKB Sponsor and are managers of TKB Sponsor and may be deemed to share beneficial ownership of such shares. Each of Ms. Blatteis, Mr. Klein and Mr. Tartavull disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 3, 2023 by Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management, LLC and Israel A. Englander. Such shares are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address of each of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC, and Mr. Englander is 399 Park Avenue, New York, NY 10022.
(5)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 10, 2023 by M.H. Davidson & Co. (“CO”), Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP (“DKCM”), and Anthony A. Yoseloff. DKCM acts as investment manager to each of CO, DKP, DKIP, and DKIL. Mr. Yoseloff, through DKCM, is responsible for the voting and investment decisions relating to the securities held by CO, DKP, DKIP, and DKIL. The business address of each of CO, DKP, DKIP, DKIL, DKCM and Mr. Yoseloff is 520 Madison Avenue, 30th Floor, New York, NY 10022.
(6)	Shares beneficially owned are based on the Schedule 13G filed with the SEC on February 22, 2023, by Shaolin Capital Management LLC (“Shaolin”). Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin. The business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.
(7)	Excludes ordinary shares in which such person has an indirect interest through the TKB Sponsor as to which such person does not have beneficial ownership.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Financial Statements: The financial statements were included in Part IV Item 15 of the Original Form 10-K filed on April 4, 2023.

(2)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

EXHIBIT INDEX

No.	Description of Exhibit
1.1+	Underwriting Agreement(1)
2.1+	Business Combination Agreement(3)
2.2+	Amendment to the Business Combination Agreement, dated as of March 27, 2023, by and among TKB Critical Technologies 1 and Wejo Group Limited(5)
3.1	Amended and Restated Memorandum and Articles of Association(2)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association(4)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(2)
4.5	Description of Securities***
10.1	Letter Agreement among the Registrant, TKB Sponsor I, LLC and each of the executive officers and directors of the Registrant(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(2)
10.3	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(4)
10.4	Registration Rights Agreement among the Registrant, TKB Sponsor I, LLC and the Holders signatory thereto(2)
10.5	Private Placement Warrants Purchase Agreement between the Registrant and TKB Sponsor I, LLC(2)
10.6	Form of Indemnity Agreement(1)
10.7	Securities Subscription Agreement between the Registrant and TKB Sponsor I, LLC(1)
10.8	Administrative Services Agreement between the Registrant and Tartavull Klein Blatteis Capital, LLC(2)
10.9	Amended and Restated Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.10	Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.11	Form of Wejo Voting Agreement(3)
10.12	Form of Sponsor Voting Agreement(3)
10.13	Form of Registration Rights Agreement(3)
14	Code of Business Conduct and Ethics(1)
24.1	Power of Attorney (included on signature page hereto)
31.1*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith
***	Previously filed

(1)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2021.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 11, 2023.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2023.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TKB CRITICAL TECHNOLOGIES 1

Date: April 13, 2023	By:	/s/ Angela Blatteis
	Name:	Angela Blatteis
	Title:	Co-Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Angela Blatteis	Co-Chief Executive Officer and Chief Financial Officer	April 13, 2023
Angela Blatteis	(Principal Executive Officer; Principal Financial and Accounting Officer), Director

/s/ Greg Klein	Co-Chief Executive Officer	April 13, 2023
Greg Klein	(Principal Executive Officer), Director

*	Executive Chairman	April 13, 2023
Philippe Tartavull

*	Director	April 13, 2023
Frank Levinson

*	Director	April 13, 2023
Michael Herson

*	Director	April 13, 2023
Ryan O’Hara

*	Director	April 13, 2023
William Zerella

*By:	/s/ Angela Blatteis
Angela Blatteis
Attorney-in-fact