Form 10-Q
period 2023-03-31
TKB Critical Technologies 1
filed 2023-05-15
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 11,116,704 Class A ordinary shares issued and outstanding, and 100,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TKB CRITICAL TECHNOLOGIES 1
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash	$423,760	$124,237
Prepaid expenses	224,007	336,075
Total Current Assets	647,767	460,312

Cash and marketable securities held in Trust Account	57,249,000	237,987,827
TOTAL ASSETS	$57,896,767	$238,448,139

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,216,040	$1,581,635
Accrued offering costs	8,000	78,000
Advance from related parties	250,000	-
Working Capital Advance	250,000	-
Total Current Liabilities	4,724,040	1,659,635

Warrant liabilities	3,337,500	482,825
Deferred underwriter fee payable	8,800,000	8,800,000
Total liabilities	16,861,540	10,942,460

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 5,466,704 and 23,000,000 shares issued and outstanding at redemption value of $10.47 and $10.35 per share at March 31, 2023 and December 31, 2022, respectively	57,249,000	237,987,827

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,650,000 shares and no shares issued and outstanding (excluding 5,466,704 and 23,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	565	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 100,000 and 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	575
Additional paid-in capital	-	-
Accumulated deficit	(16,214,348)	(10,482,723)
Total Shareholders’ Deficit	(16,213,773)	(10,482,148)
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$57,896,767	$238,448,139

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Formation and operating costs	$2,876,950	$427,762

Loss from operations	(2,876,950)	(427,762)

Other (expense) income:
Change in fair value of warrant liabilities	(2,854,675)	2,892,500
Interest income on marketable securities held in Trust Account	1,184,982	23,624
Commitment fee	(125,000)	-
Other (expense) income, net	(1,794,693)	2,916,124

Net (loss) income	$(4,671,643)	$2,488,362

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,947,590	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.27)	$0.09

Basic and diluted weighted average shares outstanding, Class B ordinary shares	1,179,213	5,750,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.27)	$0.09

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)

Conversion of Class B ordinary shares to Class A ordinary shares	5,650,000	565	(5,650,000)	(565)	-	-	-

Sale of founder shares and private warrants by sponsor	-	-	-	-	5,753	-	5,753

Sale of founder shares and private warrants by sponsor	-	-	-	-	(5,753)	-	(5,753)

Capital Contribution by Sponsor	-	-	-	-	125,000	-	125,000

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(125,000)	(1,059,982)	(1,184,982)

Net loss	-	-	-	-	-	(4,671,643)	(4,671,643)

Balance — March 31, 2023 (unaudited)	5,650,000	$565	100,000	$10	$-	$(16,214,348)	$(16,213,773)

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,750,000	$575	$-	$(18,340,237)	$(18,339,662)

Net income	-	-	-	2,488,362	2,488,362

Balance — March 31, 2022	5,750,000	$575	$-	$(15,851,875)	$(15,851,300)

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,671,643)	$2,488,362
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(1,184,982)	(23,624)
Change in fair value of warrant liability	2,854,675	(2,892,500)
Interest Expense	125,000	-
Changes in operating assets and liabilities:
Prepaid expenses	112,068	67,127
Accounts payable and accrued expenses	2,634,405	(15,477)
Deferred legal fees payable	-	94,538
Net cash used in operating activities	(130,477)	(281,574)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	181,923,809	-
Net cash provided by Investing activities	181,923,809	-

Cash Flows from Financing Activities:
Advances from related party	250,000	-
Proceeds from Working Capital Advance	250,000	-
Payment of offering costs	(70,000)	(20,085)
Redemption of ordinary shares	(181,923,809)	-
Net cash used in financing activities	(181,493,809)	(20,085)

Net Change in Cash	299,523	(301,659)
Cash – Beginning	124,237	750,562
Cash – Ending	$423,760	$448,903

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$1,184,982	$-

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023
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

The Company is not limited to a particular industry or geographic location for purposes of consummating an initial business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2023, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Following the closing of the IPO on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination; and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”); and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 20 months from October 29, 2021 (as extended, see below) (or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to its Articles) (the “Combination Period”), the closing of the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete an initial business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial business combination. The Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The public shareholder will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.20 per Public Share initially, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and which interest shall be net of taxes payable), calculated as of two business days prior to the completion of the initial business combination. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants.

The Company will only proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of an initial business combination and if the Company seeks shareholder approval. If the Company seeks shareholder approval, the Company will complete its initial business combination only if the Company receives approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or (ii) if so authorized by the Company’s Articles, a unanimous written resolution of the shareholders. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with an initial business combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving an initial business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of an initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Articles of the Company provides that only Public Shares and not any Founder Shares are entitled to redemption rights. In addition, the Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an initial business combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of its Public Shares if the Company does not complete an initial business combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law, to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire as worthless if the Company fails to complete an initial business combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete an initial business combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial business combination within the Combination Period. The underwriter has agreed to waive it right to its deferred underwriting commission held in the Trust Account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On January 10, 2023, the Company, entered into a business combination agreement with Wejo Group Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Wejo”), and Green Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of Wejo (“Merger Sub 1”) and upon execution of a joinder to the business combination agreement, each of Wejo Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned subsidiary of Wejo (“Holdco”) and Wejo Acquisition Company Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a wholly owned Subsidiary of Holdco (“Merger Sub 2” and together with Merger Sub 1) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

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

On March 27, 2023, TKB and Wejo entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement as follows: (i) to permit TKB to create, assume or incur any indebtedness, guarantee indebtedness of another, or repay, redeem or repurchase such indebtedness, provided that TKB has first requested in writing that Wejo provide an alternative form of financing to TKB in an amount reasonably requested by TKB and Wejo subsequently fails to provide a binding and irrevocable commitment for such financing through third party sources of financing or otherwise on or before the earlier of three (3) business days or five (5) days from the date of such request, (ii) to require Wejo to pay the TKB Expense Reimbursement (as defined in the Business Combination Agreement) (x) if the Business Combination Agreement is terminated upon the mutual written consent of Wejo and TKB, (y) if the Business Combination Agreement is terminated by TKB in order to enter into a definitive agreement providing for a TKB Superior Proposal (as defined in the Business Combination Agreement), and (z) if Holdco fails to file or confidentially submit the registration statement with respect to the Business Combination with the SEC on or before April 17, 2023, in addition to certain previously agreed terminations of the Business Combination Agreement by Wejo, (iii) to include repayment of the principal amount on loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement as an amount subject to the TKB Expense Reimbursement, (iv) to increase the amount of the TKB Expense Reimbursement from $250,000 to $1,000,000, plus an additional $500,000 on account of interest or repayment premiums on principal amounts of loans entered into by TKB or Sponsor in compliance with the Business Combination Agreement, (v) to require Wejo to pay the TKB Expense Reimbursement within three (3) Business Days following the termination of the Business Combination Agreement, (vi) to clarify that in no event shall Wejo be obligated to pay the TKB Expense Reimbursement on more than one occasion, and (vii) to modify the definition of TKB Transaction Expenses to include payment of loans entered into by TKB or Sponsor as set forth on a schedule to the Amendment or as approved by Wejo.

Liquidity and Going Concern

As of March 31, 2023, the Company had $423,760 cash and working capital deficit of $4,076,273. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 27, 2023, the Company’s shareholders approved an amendment to the Articles to extend the end of the Combination Period from January 29, 2023 to June 29, 2023 (the “Extension”). The shareholders also approved an amendment to the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension, the holders of 17,533,296 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”. The Company has until June 29, 2023 (absent any extensions of such period by the Company’s shareholders) to consummate an initial business combination. While the Company intends to complete the proposed Business Combination with Wejo before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 29, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $423,760 and $124,237 of operating cash as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement of carrying value to redemption value	35,299,793
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Plus:
Re-measurement of carrying value to redemption value	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	237,987,827
Less:
Redemptions	(181,923,809)
Plus:
Re-measurement of carrying value to redemption value	1,184,982
Class A ordinary shares subject to possible redemption at March 31, 2023	$57,249,000

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(4,349,991)	$(321,652)	$1,990,690	$497,672
Denominator:
Basic and diluted weighted average common shares outstanding	15,947,590	1,179,213	23,000,000	5,750,000
Basic and diluted net (loss) income per common share	$(0.27)	$(0.27)	$0.09	$0.09

Deferred Legal Fee

The Company incurred $2,225,784 and $307,521 during the three months ended March 31, 2023 and 2022, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination. As of March 31, 2023 and December 31, 2022, the Company had $3,603,169 and $1,377,385 in deferred legal fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($10,750,000 in the aggregate). Each Private Placement Warrant is exercisable for one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

The anchor investors acquired from the Sponsor an indirect economic interest in an aggregate of 1,173,000 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute the Founder Shares to the anchor investors after the completion of an initial business combination. The Company estimates the aggregate fair value of the Founder Shares attributable to the anchor investors to be approximately $7,753,530, or $6.61 per share.

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

On October 7, 2022, the Company entered into a vendor agreement, as described in Note 8, whereas the Sponsor assigned 23,883 Class B ordinary shares to the vendor, effective upon the completion of a successful initial business combination.

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s director nominees in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2023 and December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note, as all such amounts were paid.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 of fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of March 31, 2023, the Sponsor has advanced $250,000 to the Company, which is recorded as a Working Capital Advance on the accompanying balance sheet. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into an assignment and assumption agreement with Wejo, which was subsequently amended and restated on March 2, 2023 (the “Wejo Assignment”), pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund the Company’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000.

The Sponsor subsequently advanced these funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company's public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. As of March 31, 2023, the Sponsor advanced the Company $250,000, therefore $5,753 was recorded as a contribution capital by the sponsor. The Sponsor expects to advance the remaining $45,000 to the Company during quarter ending June 30, 2023.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,650,000 and no Class A ordinary shares issued and outstanding, excluding 5,466,704 and 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 100,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of an initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the consummation of the initial business combination, excluding any forward purchase securities, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

Warrants — Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of an initial business combination.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial business combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with its IPO or a new registration statement covering registration under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of an initial business combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities (excluding the forward purchase securities) for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A ordinary shares as described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through March 31, 2023, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of March 31, 2023, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to a fee in connection with the proposed Business Combination with Wejo.

Consulting Agreements

The Company entered into nineteen consulting agreements through March 31, 2023.

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

As of March 31, 2023, no work has been performed related to any of the consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

For the three months ended March 31, 2023 and 2022, the Company recorded $0 and $62,499, respectively, in fees for these services on its accompanying statements of operations. As of March 31, 2023 and December 31, 2022, the Company had a balance of $42,181 in accounts payable and accrued expenses related to these services.

Advisory Agreement

On January 9, 2023, the company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. As of March 31, 2023, the Company had not recorded an expense for the delivery of these services.

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

Further, Sponsor shall, immediately prior to, and subject to the Closing, forfeit and surrender irrevocably for no consideration and without any further action by any party, up to an aggregate amount equal to 1,725,000 Founder Shares and 3,225,000 private warrants, which shall be inclusive of any Founder Shares and TKB private warrants that Sponsor has agreed to forfeit in favor of the entities entered into forward purchase agreements at the time of TKB’s initial public offering (the “Forward Purchasers”), pursuant to those certain subscription agreements executed between Sponsor and the Forward Purchasers prior to the date hereof (“Sponsor Inducement Securities”), as Sponsor may determine in its sole discretion, in order to secure the financing commitments referred to in the Business Combination Agreement or private investments in public equity of the Company, non-redemptions of TKB ordinary shares from existing TKB shareholders and private investments in public equity of the Company; provided that with respect to any Sponsor Inducement Securities that are not forfeited by Sponsor at or prior to the Closing, Sponsor shall irrevocably forfeit and surrender for no consideration and without any further action of any party for the benefit of Wejo an aggregate amount equal to 50% of such non-forfeited Sponsor Inducement Securities effective immediately upon Closing.

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

The Company determined that the Sponsor Support Agreement falls within the scope of ASC 815-40-15 because the settlement inputs are not into a fixed for fixed contract therefore, the instrument is not considered a fixed for fixed contract, and the settlement variables that affect the instrument’s settlement amount are not inputs used in the pricing of a fixed-for-fixed contract. Additionally, the Company concluded that the Sponsor Support Agreement is contingent as the forfeiture is in the sole discretion of the Sponsor and subject to closing of the Business Combination. As such no liability has been recorded as of March 31, 2023, as the closing of the Business Combination is not deemed probable. In accordance with ASC 815-40-15, the Company will review the probability of closing the business combination at each reporting period to determine if the liability should be recognized in its financial statements.

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

Conversion of Class B shares

On January 18, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 5,650,000 of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (“Class B Shares”), elected to convert each outstanding Class B Share held by it on a one-for-one basis into Class A ordinary shares, par value $0.0001 per share (“Class A Shares”) of the Company, with immediate effect. Following such conversion, as of January 18, 2023, the Company had an aggregate of 28,650,000 Class A Shares issued and outstanding and 100,000 Class B Shares issued and outstanding. The company modified its balance sheet statement of shareholders equity to reflect the impact of this conversion.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$57,249,000	$237,987,827

Liabilities:
Warrant liability – Public Warrants	1	1,725,000	249,550
Warrant liability – Private Placement Warrants	2	1,612,500	233,275

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of March 31, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $1,725,000 and $1,612,500, respectively, based on a fair value of $0.15 per warrant. As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $249,550 and $233,275, respectively, based on a fair value of $0.02 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,725	$249,550	$483,275
Change in fair value	1,379,225	1,475,450	2,854,675
Fair value as of March 31, 2023	$1,612,500	$1,725,000	$3,337,500

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$5,160,000	$5,520,000	$10,680,000
Change in valuation inputs or other assumptions	(1,397,500)	(1,495,000)	(2,892,500)
Fair value as of March 31, 2022	$3,762,500	$4,025,000	$7,787,500

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of March 31, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 11, 2023, TKB Critical Technologies 1 (the “Company”) received a letter (the “MVPHS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive trading days prior to the date of the MVPHS Notice, the Company’s minimum market value of publicly held shares was less than $15.0 million, which does not meet the requirement for continued listing on The Nasdaq Global Market, as required by Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”).

On April 13, 2023, the Company demonstrated compliance with the MVPHS Rule by filing an amended Annual Report on Form 10-K for the year ended December 31, 2022 which included an updated beneficial ownership table. On April 14, 2023, the Staff notified the Company that it has regained compliance with the MVPHS Rule.

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

Proposed Business Combination

On January 10, 2023, TKB entered into the Business Combination Agreement On January 16, 2023, Wejo transferred all of its equity interests in Merger Sub 1 to Holdco. Pursuant to the Business Combination Agreement and subject to the satisfaction or waiver of the terms and conditions specified therein, (i) Merger Sub 1 will merge with and into TKB, with TKB continuing as the surviving company (“TKB Merger”), and (ii) Merger Sub 2 will merge with Wejo, with Wejo continuing as the surviving company (“Wejo Merger” and together with the TKB Merger, the “Business Combination”), so that, immediately following the closing of the business combination, each of Wejo and TKB will be a wholly owned subsidiary of Holdco. The closing of the Business Combination is expected to occur in the second quarter of 2023, following receipt of required approval by shareholders of TKB and Wejo and the fulfillment or waiver of the other conditions set forth in the Business Combination Agreement. On March 27, 2023, TKB and Wejo entered into Amendment No. 1 to the Business Combination Agreement.

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

At the effective time of the TKB Merger, by virtue of the TKB Merger and without any action on the part of the holders of any shares of the capital stock of TKB, (i) immediately prior to the effective time of the TKB Merger, each unit then-outstanding and not previously separated will be automatically separated into its component parts and the holder of each unit will be deemed to hold one Class A ordinary share and one-half of one public warrant, (ii) to the extent not already converted into Class A ordinary shares, immediately prior to the effective time of the TKB Merger each Class B ordinary share will automatically be converted on a one-for-one basis into Class A ordinary shares, (iii) at the effective time of the TKB Merger, each Class A ordinary share issued and outstanding immediately prior to the effective time of the TKB Merger (including the Class A ordinary shares issued upon the separation of units and the conversion of Class B ordinary shares, but not including (i) any Class A ordinary shares held by shareholders of TKB that have validly exercised redemption rights, (ii) any Class A ordinary shares held in the treasury of TKB or owned by Wejo, and (iii) any Class A ordinary shares held by shareholders of TKB that have validly exercised dissenters rights) will be converted into the right to receive Holdco Common Shares based on a floating exchange ratio, and (iv) at the effective time of the TKB Merger, each warrant issued and outstanding immediately prior to the effective time of the TKB Merger will be assumed by Holdco and the exercise price and number of underlying Holdco Common Shares will be adjusted according to the exchange ratio, based on the collar maximum price of $3.00 and minimum price of $0.50 of Wejo, respectively. The exchange ratio will be determined by dividing $11.25 by Wejo’s volume weighted price per share for the 15 consecutive trading days immediately preceding the second trading day prior to the TKB shareholders’ meeting to be held in connection with the Business Combination, subject to a minimum exchange ratio of 3.75 and a maximum exchange ratio of 22.50.

On January 10, 2023, in connection with the execution of the Business Combination Agreement, certain shareholders of Wejo entered into a Voting Agreement with TKB (the “Wejo Voting Agreement”). Pursuant to the Wejo Voting Agreement, such Wejo shareholders have agreed to vote in favor of (i) a proposal to approve the Wejo Merger and the other transactions contemplated by the Business Combination Agreement and (ii) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the Wejo Merger and the other transactions contemplated by the Business Combination Agreement. Also on January 10, 2023, in connection with the execution of the Business Combination Agreement, TKB Sponsor I, LLC (“Sponsor”) and certain other shareholders of TKB entered into a Voting Agreement with Wejo (the “Sponsor Voting Agreement”). Pursuant to the Sponsor Voting Agreement, such TKB shareholders have agreed, to vote or cause to be voted any shares beneficially owned by such shareholders (or that may otherwise become beneficially owned by them prior to the shareholder vote) in favor of (i) a proposal to approve the TKB Merger and the other transactions contemplated by the Business Combination Agreement and (ii) all of the matters, actions and proposals that would reasonably be expected to facilitate the consummation of the TKB Merger and the other transactions contemplated by the Business Combination Agreement, at every shareholders’ meeting of TKB during the term of the Sponsor Voting Agreement. Further, each such TKB shareholder agreed not to redeem any of its shares in connection with the TKB Merger or the Extension.

For more information about the Business Combination Agreement and related agreements and the Business Combination, see the Registration Statement on Form S-4 filed by Holdco with the SEC on April 12, 2023. Unless specifically stated, this Quarterly Report does not give effect to the Business Combination and does not contain the risks associated with the Business Combination.

Sponsor Conversion of Class B Shares

Effective as of January 18, 2023, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”), the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect.

Extension

On January 27, 2023, the Company received shareholder approval to amend its Articles to extend the date by which it must complete an initial business combination from January 29, 2023 to June 29, 2023 (the “Extension”). Shareholders also approved an amendment to the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension, the holders of 17,533,296 TKB Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $56.7 million.

Wejo Assignment and Assumption Agreement

On January 5, 2023, the Sponsor entered into an assignment and assumption agreement with Wejo, which was subsequently amended and restated on March 2, 2023 (the “Wejo Assignment”), pursuant to which Wejo agreed to pay the Sponsor an aggregate of $295,000 to fund TKB’s working capital requirements and the Sponsor agreed to assign to Wejo, effective as of the closing date of the Business Combination or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 83,250 Founder Shares and 250,000 Private Warrants. Wejo paid $250,000 to the Sponsor on January 11, 2023 and $45,000 to the Sponsor on March 2, 2023, for an aggregate payment of $295,000. As of March 31, 2023, the Sponsor advanced the Company $250,000. The Sponsor expects to advance the remaining $45,000 to the Company during quarter ending June 30, 2023.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (“Lender”), which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 27, 2023, TKB had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of March 31, 2023, the Sponsor has advanced $250,000 to the Company, which is recorded as a working capital advance. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

For the three months ended March 31, 2023, we had net loss of $4,671,643 which consists of the change in fair value of warrant liabilities of $2,854,675, commitment fee of $125,000 and formation and operational costs of $2,876,950, offset by interest earned on marketable securities held in the Trust Account of $1,184,982.

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

For the three months ended March 31, 2023, net cash used in operating activities was $130,477. Net loss of $4,546,643 was adjusted by $1,184,982 of interest income on marketable securities held in trust, $2,854,675 change in fair value of warrant liabilities, and $2,746,473 changes in operating assets and liabilities.

For the three months ended March 31, 2022, net cash used in operating activities was $281,574. Net income of $2,488,362 was adjusted by $23,624 of interest income on marketable securities held in trust, $2,892,500 change in fair value of warrant liabilities, and $146,188 changes in operating assets and liabilities.

As of March 31, 2023, we had marketable securities held in the trust account of $57,249,000 (including approximately $1,488,619 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2023, we had cash of $423,760 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company’s assessed going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until June 29, 2023 (absent any extensions of such period by the Company’s public shareholders) to consummate an initial business combination. While the Company intends to complete an initial business combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We have an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We began incurring these fees on October 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

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

TKB Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as TKB Class A Shares and TKB Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable TKB Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 TKB Class A Shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 4, 2023, as amended on April 14, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. As of the date of this Quarterly Report, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except the following:

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact TKB’s ability to complete the Business Combination with Wejo or another initial business combination.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

While we do not believe the Business Combination with Wejo will be directly affected by these events, the ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact the Business Combination with Wejo or another initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact the Business Combination with Wejo or another initial business combination as Wejo or such other business combination target may face a material decline in favorable commercial terms or available funding. This may make it more challenging for TKB to consummate the Business Combination with Wejo or another initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
2.1+	Business Combination Agreement, dated as of January 10, 2023, by and among TKB Critical Technologies 1, Wejo Group Limited, and Green Merger Subsidiary Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2023).

2.2+	Amendment to the Business Combination Agreement, dated as of March 27, 2023, by and among TKB Critical Technologies 1 and Wejo Group Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2023).

3.1	Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2021).

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2023).

10.1	Form of Wejo Voting Agreement, dated as of January 10, 2023, by and among TKB Critical Technologies 1 and the Wejo shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2023).

10.2	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and TKB Critical Technologies 1 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2023).

31.1*	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TKB CRITICAL TECHNOLOGIES 1

By:	/s/ Angela Blatteis
	Name:	Angela Blatteis
	Title:	Co-Chief Executive Officer and Chief Financial Officer

Dated: May 15, 2023