Form 10-Q
period 2023-06-30
TKB Critical Technologies 1
filed 2023-08-18
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40959

TKB CRITICAL TECHNOLOGIES 1

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601095
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2340 Collins Avenue; Suite 402

Miami Beach, FL 33141

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 720-7133

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

As of August 17, 2023, there were 7,794,236 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TKB CRITICAL TECHNOLOGIES 1

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TKB CRITICAL TECHNOLOGIES 1
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash	$1	$124,237
Prepaid expenses	160,274	336,075
Cash and marketable securities held in Trust Account – due to redeeming shareholders	35,601,649	-
Total Current Assets	35,761,924	460,312

Cash and marketable securities held in Trust Account	22,389,925	237,987,827
TOTAL ASSETS	$58,151,849	$238,448,139

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$323,560	$1,581,635
Accrued offering costs	-	78,000
Advance from related parties	91,000	-
Due to redeeming shareholders	35,601,649	-
Total Current Liabilities	36,016,209	1,659,635

Warrant liabilities	625,225	482,825
Deferred underwriter fee payable	-	8,800,000
Total liabilities	36,641,434	10,942,460

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 2,119,236 and 23,000,000 shares issued and outstanding at redemption value of $10.57 and $10.35 per share at June 30, 2023 and December 31, 2022, respectively	22,389,925	237,987,827

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,675,000 shares and no shares issued and outstanding (excluding 2,119,236 and 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	568	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 and 5,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	575
Additional paid-in capital	8,049,670	-
Accumulated deficit	(8,929,755)	(10,482,723)
Total Shareholders’ Deficit	(879,510)	(10,482,148)
LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$58,151,849	$238,448,139

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$760,250	$328,049	$3,637,200	$755,811
Loss from operations	(760,250)	(328,049)	(3,637,200)	(755,811)

Other income:
Change in fair value of warrant liabilities	2,712,275	4,007,225	(142,400)	6,899,725
Interest income on marketable securities held in Trust Account	682,573	316,794	1,867,555	340,418
Forgiveness of Debt	4,649,995	-	4,649,995	-
Commitment fee	-	-	(125,000)	-
Other income, net	8,044,843	4,324,019	6,250,150	7,240,143

Net income	$7,284,593	$3,995,970	$2,612,950	$6,484,332

Basic and diluted weighted average shares outstanding, Class A ordinary shares	11,117,815	23,000,000	13,505,864	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.65	$0.14	$0.18	$0.23

Basic and diluted weighted average shares outstanding, Class B ordinary shares	98,889	5,750,000	633,056	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.65	$0.14	$0.18	$0.23

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,650,000	565	(5,650,000)	(565)	-	-	-
Sale of founder shares and private warrants by sponsor	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor	-	-	-	-	(5,753)	-	(5,753)
Capital Contribution by Sponsor	-	-	-	-	125,000	-	125,000
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(125,000)	(1,059,982)	(1,184,982)
Net loss	-	-	-	-	-	(4,671,643)	(4,671,643)
Balance — March 31, 2023 (unaudited)	5,650,000	565	100,000	10	-	(16,214,348)	(16,213,773)

Conversion of Class B ordinary shares to Class A ordinary shares	25,000	3	(25,000)	(3)

Reduction of deferred underwriting fee	-	-	-	-	8,231,688	-	8,231,688
Debt forgiven by Sponsor	-	-	-	-	560,556	-	560,556
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(742,574)	-	(742,574)
Net income	-	-	-	-	-	7,284,593	7,284,593
Balance — June 30, 2023 (unaudited)	5,675,000	$568	75,000	$7	$8,049,670	$(8,929,755)	$(879,510)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,750,000	$575	$-	$(18,340,237)	$(18,339,662)

Net income	-	-	-	2,488,362	2,488,362

Balance — March 31, 2022	5,750,000	575	-	(15,851,875)	(15,851,300)

Re-measurement of Class A ordinary shares to possible redemption amount	-	-	-	(344,360)	(344,360)

Net income	-	-	-	3,995,970	3,995,970

Balance — June 30, 2022	5,750,000	$575	$-	$(12,200,265)	$(12,199,690)

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,612,950	$6,484,332
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(1,867,555)	(340,418)
Change in fair value of warrant liability	142,400	(6,899,725)
Forgiveness of debt	(4,649,995)	-
Interest expense	125,000	-
Changes in operating assets and liabilities:
Prepaid expenses	175,801	186,211
Accounts payable and accrued expenses	2,915,163	194,365
Accrued offering costs	(8,000)	-
Net cash used in operating activities	(554,236)	(375,235)

Cash Flows from Investing Activities:
Investment of cash into trust	(60,000)	-
Cash withdrawn from Trust Account in connection with redemption	181,923,809	-
Due to redeeming shareholders	35,601,649	-
Net cash provided by Investing activities	217,465,458	-

Cash Flows from Financing Activities:
Advances from related party	310,000	-
Proceeds from Working Capital Advance	250,000	-
Payment of offering costs	(70,000)	(20,085)
Redemption of ordinary shares	(217,525,458)	-
Net cash used in financing activities	(217,035,458)	(20,085)

Net Change in Cash	(124,236)	(395,320)
Cash – Beginning	124,237	750,562
Cash – Ending	$1	$355,242

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$1,927,556	$344,360
Deferred underwriting fee payable written-off	$8,231,688	$-
Forgiveness of debt from related parties	$560,556	$-

The accompanying notes are an integral part of these condensed financial statements.

TKB CRITICAL TECHNOLOGIES 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2023, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Following the closing of the IPO on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination; and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”); and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by October 29, 2024 (or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to its Articles) (the “Combination Period”).

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

On June 25, 2023, the Company, Wejo, Holdco, Merger Sub 1 and Merger Sub 2 entered into that certain Mutual Termination Agreement (“Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement pursuant to Section 7.1(a) thereof. The Termination Agreement also includes mutual releases of the parties. No party will be required to pay a termination fee as a result of the mutual decision to enter into the Termination Agreement. The termination of the Business Combination Agreement also terminates the Voting Agreement, dated as of January 10, 2023 (“Wejo Voting Agreement”) between the Company and certain shareholders of Wejo and the Voting Agreement, dated as of January 10, 2023 (the “Sponsor Voting Agreement”) between the Company, Sponsor and Directors, pursuant to the terms of the Wejo Voting Agreement and Sponsor Voting Agreement, respectively.

On June 25, 2023, the Company, the Sponsor, each independent director of the Company (the “Directors”), and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “Buyers”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which Sponsor and the Directors have agreed to sell to Buyers, and Buyers have agreed to purchase from Sponsor and the Directors, an aggregate of 4,312,500 ordinary shares consisting of 4,237,500 Class A ordinary shares and 75,000 Class B ordinary shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Following the closing of the Transaction, Sponsor will have certain continuing rights, including a right of first refusal to repurchase the Transferred Securities in certain circumstances as set forth in the Agreement and the right to invest up to 25% of certain financings. The closing of the Transaction is conditioned upon, among other things, (i) the termination of the Business Combination Agreement (as noted above) and the complete release of actual or potential claims or liabilities thereunder, (ii) continued listing of the Company’s Class A ordinary shares on Nasdaq, (iii) the waiver by the underwriters of the Company’s initial public offering of their rights to deferred underwriting compensation pursuant to the Underwriting Agreement dated as of October 26, 2021, between the Company and Jefferies LLC as representative of the underwriters named therein, and (iv) the occurrence of the Class B Conversion.

On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing.

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. On June 28, 2023 and July 31, 2023, the Buyers deposited the Monthly Deposit of $60,000, for an aggregate of $120,000 into the trust account, extending the Business Combination period to August 29, 2023. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023.

Liquidity and Going Concern

As of June 30, 2023, the Company had $1 cash and working capital deficit of $254,285. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. On June 28, 2023 and July 31, 2023, the Buyers deposited the Monthly Deposit of $60,000, for an aggregate of $120,000 into the trust account, extending the Business Combination period to August 29, 2023. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of $35,601,649. These shares were effectively canceled on July 7, 2023.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”. The Company has until August 29, 2023 (absent any extensions of such period by the Company’s shareholders) to consummate an initial business combination. While the Company intends to complete a business combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 29, 2023.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $124,237 of operating cash as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of June 30, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On October 29, 2021, the Company recorded a remeasurement to Class A ordinary shares subject to redemption of $35,299,793, $7,612,755 of which was recorded in additional paid-in capital and $27,687,038 was recorded in accumulated deficit.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement of carrying value to redemption value	35,299,793
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Plus:
Re-measurement of carrying value to redemption value	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	237,987,827
Less:
Redemptions	(181,923,809)
Plus:
Re-measurement of carrying value to redemption value	1,184,982
Class A ordinary shares subject to possible redemption at March 31, 2023	$57,249,000
Less:
Redemptions	(35,601,649)
Plus:
Re-measurement of carrying value to redemption value	742,574
Class A ordinary shares subject to possible redemption at June 30, 2023	$22,389,925

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$7,220,370	$64,223	$3,196,776	$799,194	$2,495,958	$116,992	$5,187,466	$1,296,866
Denominator:
Basic and diluted weighted average common shares outstanding	11,117,815	98,889	23,000,000	5,750,000	13,505,864	633,056	23,000,000	5,750,000
Basic and diluted net income per common share	$0.65	$0.65	$0.14	$0.14	$0.18	$0.18	$0.23	$0.23

Deferred Legal Fee

The Company incurred $431,793 and $2,657,577 during the three and six months ended June 30, 2023, respectively, $86,723 and $181,261 during the three and six months ended June 30, 2022, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees. This amount is reflected in forgiveness of debt on the condensed statement of operations for the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had $234,849 and $1,377,385 in deferred legal fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

Forgiveness of debt

During the three and six months ended June 30, 2023, the Company entered into various agreements with additional vendors forgiving $351,569 of outstanding amounts owed.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2023 and December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

On June 25, 2023, the Company, the Sponsor, each independent director of the Company (the “Directors”), and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “Buyers”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which Sponsor and the Directors have agreed to sell to Buyers, and Buyers have agreed to purchase from Sponsor and the Directors, an aggregate of 4,312,500 ordinary shares consisting of 4,237,500 Class A ordinary shares and 75,000 Class B ordinary shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Pursuant to the agreement, among other things:

●	on the closing date of the Transaction (the “Closing Date”), Buyers will contribute $31,000 to Sponsor to be used to pay certain outstanding invoices, loans, accounts payable, accrued expenses and other liabilities of the Company;

●	on the closing date of the Company’s initial business combination, Buyers will cause the Company to use $300,000 to pay certain liabilities;

●	conditioned on the approval by the Company’s shareholders of the Extension (as defined below), Buyers will contribute to the Company as a loan the lesser of (i) $60,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve the Extension, for each month of the Extension elected by Buyers;

●	prior to the Closing Date, the Directors will convert the portion of the Class B ordinary shares to be retained by them following the transfer of the Transferred Securities into Class A ordinary shares of the Company on a one-for-one basis (the “Class B Conversion”);

●	effective on the Closing Date, Philippe Tartavull, Greg Klein and Angela Blatteis will resign from their roles as officers and directors of the Company and the Company will appoint the individuals designated by Buyers as officers and directors;

●	upon the expiration of certain waiting periods contemplated by the Agreement, the incumbent independent directors of the Company will resign and be replaced by individuals designated by Buyers.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note, as all such amounts were paid.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 of fees for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of fees for these services, respectively. As of June 30, 2023, and December 31, 2022, there was $0 and $100,000 included in accrued expenses in the accompanying condensed balance sheets.

On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of June 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

The Sponsor subsequently advanced these funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the Company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company’s public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. As of June 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000.

Advance from Related Party

As of June 30, 2023, the Buyers advanced the Company $91,000, included in advances from related party in the accompanying condensed balance sheet.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000. Principal shall be payable promptly on the earlier of (i) the date on which the Company consummates an initial business combination, (ii) the liquidation of the Company, and (iii) October 29, 2024. The Note does not bear any interest. The $91,000 of advances from related party was transferred to the promissory note.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 5,675,000 and no Class A ordinary shares issued and outstanding, excluding 2,119,236 and 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 75,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $8,800,000 and recorded $8,231,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A ordinary shares and the remaining balance of $568,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0 and $8,800,000, respectively.

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through June 30, 2023, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of June 30, 2023, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to a fee in connection with the proposed Business Combination with Wejo which was terminated in June 2023

Consulting Agreements

The Company entered into nineteen consulting agreements through June 30, 2023.

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

As of June 30, 2023, no work has been performed related to any of the consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

For the three months ended June 30, 2023 and 2022, the Company recorded $0 and $62,499. For the six months ended June 30, 2023 and 2022 the Company recorded $0 and $124,998, respectively, in fees for these services on its accompanying statements of operations. As of June 30, 2023 and December 31, 2022, the Company had a balance of $42,181 in accounts payable and accrued expenses related to these services.

Advisory Agreement

On January 9, 2023, the company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of June 30, 2023, the Company had not recorded an expense for the delivery of these services.

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

On June 25, 2023, the Company, Wejo, Holdco, Merger Sub 1 and Merger Sub 2 entered into that certain Mutual Termination Agreement (“Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement pursuant to Section 7.1(a) thereof. The Termination Agreement also includes mutual releases of the parties. No party will be required to pay a termination fee as a result of the mutual decision to enter into the Termination Agreement.

The termination of the Business Combination Agreement also terminates the Voting Agreement, dated as of January 10, 2023 (“Wejo Voting Agreement”) between the Company and certain shareholders of Wejo and the Voting Agreement, dated as of January 10, 2023 (the “Sponsor Voting Agreement”) between the Company, Sponsor and Directors, pursuant to the terms of the Wejo Voting Agreement and Sponsor Voting Agreement, respectively

On April 11, 2023, TKB Critical Technologies 1 (the “Company”) received a letter (the “MVPHS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive trading days prior to the date of the MVPHS Notice, the Company’s minimum market value of publicly held shares was less than $15.0 million, which does not meet the requirement for continued listing on The Nasdaq Global Market, as required by Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”).

On April 13, 2023, the Company demonstrated compliance with the MVPHS Rule by filing an amended Annual Report on Form 10-K for the year ended December 31, 2022 which included an updated beneficial ownership table. On April 14, 2023, the Staff notified the Company that it has regained compliance with the MVPHS Rule.

Conversion of Class B shares

On January 18, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 5,650,000 of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (“Class B Shares”), elected to convert each outstanding Class B Share held by it on a one-for-one basis into Class A ordinary shares, par value $0.0001 per share (“Class A Shares”) of the Company, with immediate effect. Following such conversion, as of January 18, 2023, the Company had an aggregate of 28,650,000 Class A Shares issued and outstanding and 100,000 Class B Shares issued and outstanding. On June 28, 2023, holders of an aggregate of 25,000 of the remaining outstanding Class B Shares elected to convert their Class B Shares into Class A Shares. The Company modified its balance sheet and statements of shareholders equity to reflect the impact of these conversions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$57,991,574	$237,987,827

Liabilities:
Warrant liability – Public Warrants	2	323,150	249,550
Warrant liability – Private Placement Warrants	2	302,075	233,275

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of June 30, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $323,150 and $302,075, respectively, based on a fair value of $0.03 per warrant. As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $249,550 and $233,275, respectively, based on a fair value of $0.02 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,725	$249,550	$483,275
Change in fair value	1,379,225	1,475,450	2,854,675
Fair value as of March 31, 2023	1,612,500	1,725,000	3,337,500
Change in fair value	(1,310,425)	(1,401,850)	(2,712,275)
Fair value as of June 30, 2023	$302,075	$323,150	$625,225

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$5,160,000	$5,520,000	$10,680,000
Change in valuation inputs or other assumptions	(1,397,500)	(1,495,000)	(2,892,500)
Fair value as of March 31, 2022	$3,762,500	$4,025,000	$7,787,500
Change in valuation inputs or other assumptions	(1,936,075)	(2,071,150)	(4,007,225)
Fair value as of June 30, 2022	$1,826,425	$1,953,850	$3,780,275

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of June 30, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 1, 2023, the Company entered into a promissory note with the Buyers (as defined in Note 5) for up to an aggregate of $1,000,000. Principal shall be payable promptly on the earlier of (i) the date on which the Company consummates an initial business combination, (ii) the liquidation of the Company, and (iii) October 29, 2024. The Note does not bear any interest. On July 1, 2023, the $91,000 of advance from related party as reported on the accompanying condensed balance sheet was transferred to the promissory note. Subsequent to June 30, 2023, the total drawn on the promissory note was $341,000.

One July 11, 2023, $35,601,649 was paid out to redeeming shareholders.

On July 31, 2023, an additional $60,000 was deposited into the trust extending the Business Combination period to August 29, 2023.

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

On June 25, 2023, the Company, Wejo, Holdco, Merger Sub 1 and Merger Sub 2 entered into that certain Mutual Termination Agreement (“Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement pursuant to Section 7.1(a) thereof. The Termination Agreement also includes mutual releases of the parties. No party will be required to pay a termination fee as a result of the mutual decision to enter into the Termination Agreement.

The termination of the Business Combination Agreement also terminated the Voting Agreement, dated as of January 10, 2023 (“Wejo Voting Agreement”) between the Company and certain shareholders of Wejo and the Voting Agreement, dated as of January 10, 2023 (the “Sponsor Voting Agreement”) between the Company, Sponsor and Directors, pursuant to the terms of the Wejo Voting Agreement and Sponsor Voting Agreement, respectively

Conversion of Class B Shares

Effective as of January 18, 2023, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”), the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect. On June 28, 2023, holders of an aggregate of 25,000 outstanding Class B ordinary shares elected to convert those shares on a one-for-one basis into Class A ordinary shares, with immediate effect, leaving 75,000 Class B ordinary shares outstanding.

Extensions

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. On June 28, 2023 and July 31, 2023, the Buyers deposited the Monthly Deposit of $60,000, for an aggregate of $120,000 into the trust account, extending the Business Combination period to August 29, 2023. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (“Lender”), which provides for working capital for TKB in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 27, 2023, TKB had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of June 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

For the three months ended June 30, 2023, we had net income of $7,284,593 which consists of the change in fair value of warrant liabilities of $2,712,275, forgiveness of debt of $4,649,995, and interest earned on marketable securities held in the Trust Account of $682,573, offset by operational costs of $760,250.

For the six months ended June 30, 2023, we had net income of $2,612,950 which consists of the change in fair value of warrant liabilities of $142,400, commitment fee of $125,000 and formation and operational costs of $3,637,200, offset by interest earned on marketable securities held in the Trust Account of $1,867,555 and forgiveness of debt of $4,649,995.

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

For the six months ended June 30, 2023, net cash used in operating activities was $554,236. Net income of $2,612,950 was adjusted by $1,867,555 of interest income on marketable securities held in trust, $4,649,995 of forgiveness of debt, $142,400 change in fair value of warrant liabilities, $125,000 of interest expense and $3,082,964 changes in operating assets and liabilities.

For the six months ended June 30, 2022, net cash used in operating activities was $375,235. Net income of $6,484,332 was adjusted by $340,418 of interest income on marketable securities held in trust, $6,899,725 change in fair value of warrant liabilities, and $380,576 changes in operating assets and liabilities.

As of June 30, 2023, we had marketable securities held in the trust account of $57,991,574 (including approximately $2,171,193 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2023, we had cash of $1 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company’s assessed going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until August 29, 2023 (absent any extensions of such period by the Company’s public shareholders) to consummate an initial business combination. While the Company intends to complete an initial business combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than described below.

We had an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support. We began incurring these fees on October 29, 2021 and incurred these fees monthly through June 28, 2023 when the agreement was terminated.

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

TKB Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as TKB Class A Shares and TKB Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable TKB Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 TKB Class A Shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 4, 2023, as amended on April 14, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. As of the date of this Quarterly Report, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as previously disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
1.1	Securities Transfer Agreement, dated as of June 25, 2023 by and among TKB Sponsor I, LLC, the individuals and entities listed on Schedule A thereto and TKB Critical Technologies 1 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 26, 2023

2.1+	Business Combination Agreement, dated as of January 10, 2023, by and among TKB Critical Technologies 1, Wejo Group Limited, and Green Merger Subsidiary Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2023).

2.2+	Amendment to the Business Combination Agreement, dated as of March 27, 2023, by and among TKB Critical Technologies 1 and Wejo Group Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2023).

2.3	Mutual Termination Agreement, dated as of June 25, 2023, by and among TKB Critical Technologies 1, Wejo Group Limited and Wejo Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 26, 2023).

3.1	Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2021).

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2023).

3.3	Amendment to the Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporatedby reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2023)

10.1	Form of Wejo Voting Agreement, dated as of January 10, 2023, by and among TKB Critical Technologies 1 and the Wejo shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2023).

10.2	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and TKB Critical Technologies 1 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2023).

10.3	Amendment No. 2 to the Investment Management Trust Agreement, dated June 28, 2023, by and between Continental Stock Transfer & Trust Company and TKB Critical Technologies 1 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2023).

10.4	Promissory Note Dated July 1, 2023

31.1*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Actof 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TKB CRITICAL TECHNOLOGIES 1

By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co- Chief Executive Officer and Co-Chairman

By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer

Dated: August 18, 2023