Form 10-Q
period 2023-09-30
Roth CH Acquisition Co.
filed 2023-11-09
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-40959

ROTH CH ACQUISITION CO.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601095
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2340 Collins Avenue; Suite 402

Miami Beach, FL 33141

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 720-7133

TKB Critical Technologies 1
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

As of November 9, 2023, there were 7,794,236 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROTH CH ACQUISITION CO.

(F/K/A TKB CRITICAL TECHNOLOGIES 1)

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION CO. (F/K/A TKB CRITICAL TECHNOLOGIES 1)
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash	$91,533	$124,237
Prepaid expenses	80,521	336,075
Total Current Assets	172,054	460,312

Cash and marketable securities held in Trust Account	22,846,633	237,987,827
TOTAL ASSETS	$23,018,687	$238,448,139

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$551,422	$1,581,635
Accrued offering costs	-	78,000
Promissory note - related party	412,941	-
Total Current Liabilities	964,363	1,659,635

Warrant liabilities	1,811,150	482,825
Deferred underwriter fee payable	-	8,800,000
Total Liabilities	2,775,513	10,942,460

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 2,119,236 and 23,000,000 shares issued and outstanding at redemption value of $10.78 and $10.35 per share at September 30, 2023 and December 31, 2022, respectively	22,846,633	237,987,827

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,675,000 shares and no shares issued or outstanding (excluding 2,119,236 and 23,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	568	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 and 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	575
Additional paid-in capital	7,592,962	-
Accumulated deficit	(10,196,996)	(10,482,723)
Total Shareholders’ Deficit	(2,603,459)	(10,482,148)
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$23,018,687	$238,448,139

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO. (F/K/A TKB CRITICAL TECHNOLOGIES 1)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$460,206	$313,681	$4,097,406	$1,069,492
Loss from operations	(460,206)	(313,681)	(4,097,406)	(1,069,492)

Other (expense) income:
Change in fair value of warrant liabilities	(1,185,925)	2,222,775	(1,328,325)	9,122,500
Interest income on cash and marketable securities held in Trust Account	336,709	1,058,906	2,204,264	1,399,324
Forgiveness of Debt	42,181	-	4,692,176	-
Commitment fee	-	-	(125,000)	-
Other (expense) income, net	(807,035)	3,281,681	5,443,115	10,521,824

Net (loss) income	$(1,267,241)	$2,968,000	$1,345,709	$9,452,332

Basic and diluted weighted average shares outstanding, Class A ordinary shares	7,978,163	23,000,000	11,647,831	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.16)	$0.10	$0.11	$0.33

Basic and diluted weighted average shares outstanding, Class B ordinary shares	75,000	5,750,000	444,301	5,750,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.16)	$0.10	$0.11	$0.33

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO. (F/K/A TKB CRITICAL TECHNOLOGIES 1)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,650,000	565	(5,650,000)	(565)	-	-	-
Sale of founder shares and private warrants by sponsor	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor	-	-	-	-	(5,753)	-	(5,753)
Capital Contribution by Sponsor	-	-	-	-	125,000	-	125,000
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(125,000)	(1,059,982)	(1,184,982)
Net loss	-	-	-	-	-	(4,671,643)	(4,671,643)
Balance — March 31, 2023 (unaudited)	5,650,000	565	100,000	10	-	(16,214,348)	(16,213,773)
Conversion of Class B ordinary shares to Class A ordinary shares	25,000	3	(25,000)	(3)
Reduction of deferred underwriting fee	-	-	-	-	8,231,688	-	8,231,688
Debt forgiven by Sponsor	-	-	-	-	560,556	-	560,556
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(742,574)	-	(742,574)
Net income	-	-	-	-	-	7,284,593	7,284,593
Balance — June 30, 2023 (unaudited)	5,675,000	568	75,000	7	8,049,670	(8,929,755)	(879,510)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(456,708)	-	(456,708)
Net loss	-	-	-	-	-	(1,267,241)	(1,267,241)
Balance — September 30, 2023 (unaudited)	5,675,000	$568	75,000	$7	$7,592,962	$(10,196,996)	$(2,603,459)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$-	$(18,340,237)	$(18,339,662)
Net income	-	-	-	2,488,362	2,488,362
Balance — March 31, 2022	5,750,000	575	-	(15,851,875)	(15,851,300)
Re-measurement of Class A ordinary shares to possible redemption amount	-	-	-	(344,360)	(344,360)
Net income	-	-	-	3,995,970	3,995,970
Balance — June 30, 2022	5,750,000	575	-	(12,200,265)	(12,199,690)
Re-measurement of Class A ordinary shares to possible redemption amount	-	-	-	(1,984,561)	(1,984,561)
Net income	-	-	-	1,793,009	1,793,009
Balance — September 30, 2022	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO. (F/K/A TKB CRITICAL TECHNOLOGIES 1)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,345,709	$9,452,332
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(2,204,264)	(1,399,324)
Change in fair value of warrant liability	1,328,325	(9,122,500)
Forgiveness of debt	(4,692,176)	-
Interest expense	125,000	-
Changes in operating assets and liabilities:
Prepaid expenses	255,554	4,287
Accounts payable and accrued expenses	3,185,207	324,639
Long term prepaid insurance	-	296,199
Accrued offering costs	(8,000)	-
Net cash used in operating activities	(664,645)	(444,367)

Cash Flows from Investing Activities:
Investment of cash into trust	(180,000)	-
Cash withdrawn from Trust Account in connection with redemption	217,525,458	-
Net cash provided by Investing activities	217,345,458	-

Cash Flows from Financing Activities:
Advances from related party	310,000	-
Proceeds from Working Capital Advance	250,000	-
Proceeds from promissory note - related party	321,941	-
Payment of offering costs	(70,000)	(20,085)
Redemption of ordinary shares	(217,525,458)	-
Net cash used in financing activities	(216,713,517)	(20,085)

Net Change in Cash	(32,704)	(464,452)
Cash – Beginning	124,237	750,562
Cash – Ending	$91,533	$286,110

Non-cash investing and financing activities
Conversion of advances and short-term promissory notes to long-term promissory notes	$91,000	$-
Re-measurement of Class A ordinary shares subject to possible redemption amount	$1,324,282	$1,403,266
Deferred underwriting fee payable written-off	$8,231,688	$-
Forgiveness of debt from related parties	$560,556	$-

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO. (F/K/A TKB CRITICAL TECHNOLOGIES 1)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023
(Unaudited)

Note 1 — Description of Organization and Business Operations

Roth CH Acquisition Co. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 20, 2021 with the name TKB Critical Technologies 1. The Company changed its name on September 7, 2023 to Roth CH Acquisition Co. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”).

The Company is not limited to a particular industry or geographic location for purposes of consummating an initial business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2023, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $91,533 cash and working capital deficit of $792,309. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. On June 28, 2023, July 31, 2023, September 8, 2023, October 2, 2023, and November 6, 2023, the Company deposited the Monthly Deposit of $60,000, for an aggregate of $300,000 into the trust account, extending the Business Combination period to November 29, 2023.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”. The Company has until November 29, 2023 (absent any extensions of such period by the Company’s shareholders) to consummate an initial business combination. While the Company intends to complete a business combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 29, 2023.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $91,533 and $124,237 of operating cash as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. On July 11, 2023, $35,601,649 was paid out to redeeming shareholders.

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

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to public warrants	(10,925,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(19,774,793)
Plus:
Re-measurement of carrying value to redemption value	35,299,793
Class A ordinary shares subject to possible redemption at December 31, 2021	234,600,000
Plus:
Re-measurement of carrying value to redemption value	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	237,987,827
Less:
Redemptions	(181,923,809)
Plus:
Re-measurement of carrying value to redemption value	1,184,982
Class A ordinary shares subject to possible redemption at March 31, 2023	$57,249,000
Less:
Redemptions	(35,601,649)
Plus:
Re-measurement of carrying value to redemption value	742,574
Class A ordinary shares subject to possible redemption at June 30, 2023	$22,389,925
Plus:
Re-measurement of carrying value to redemption value	456,708
Class A ordinary shares subject to possible redemption at September 30, 2023	$22,846,633

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(1,255,439)	$(11,802)	$2,374,400	$593,600	$1,296,264	$49,445	$7,561,866	$1,890,466
Denominator:
Basic and diluted weighted average common shares outstanding	7,978,163	75,000	23,000,000	5,750,000	11,647,831	444,301	23,000,000	5,750,000
Basic and diluted net (loss) income per common share	$(0.16)	$(0.16)	$0.10	$0.10	$0.11	$0.11	$0.33	$0.33

Deferred Legal Fee

The Company incurred $431,793 and $2,657,577 during the three and nine months ended September 30, 2023, respectively, $86,723 and $181,261 during the three and nine months ended September 30, 2022, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees. During the three and nine months ended September 30, 2023, $0 and $3,730,114 is reflected in forgiveness of debt on the condensed statement of operations.

As of September 30, 2023 and December 31, 2022, the Company had $480,506 and $1,377,385 in deferred legal fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

Forgiveness of debt

During the three and nine months ended September 30, 2023, the Company entered into various agreements with additional vendors forgiving $0 and $351,569 of outstanding amounts owed, respectively.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of September 30, 2023 and December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note, respectively.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. As of September 30, 2023, there was $412,941 amounts outstanding under the 2023 Promissory Note.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $0 and $60,000 of fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of fees for these services, respectively. As of September 30, 2023, and December 31, 2022, there was $0 and $100,000 included in accrued expenses in the accompanying condensed balance sheets.

On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of September 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

The Sponsor subsequently advanced these funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the Company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company’s public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. During the three and nine months ended September 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $0 and $250,000, respectively.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,675,000 and no Class A ordinary shares issued and outstanding, excluding 2,119,236 and 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 75,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $8,800,000 and recorded $8,231,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A ordinary shares and the remaining balance of $568,312 was as a gain from extinguishment of liability allocated to warrant liabilities. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0 and $8,800,000, respectively.

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through September 30, 2023, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of September 30, 2023, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to a fee in connection with the proposed Business Combination with Wejo which was terminated in June 2023

Consulting Agreements

The Company entered into nineteen consulting agreements through September 30, 2023.

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

As of September 30, 2023, no work has been performed related to any of the consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

For the three months ended September 30, 2023 and 2022, the Company recorded $0 and $62,499. For the nine months ended September 30, 2023 and 2022 the Company recorded $0 and $124,998, respectively, in fees for these services on its accompanying statements of operations. As of September 30, 2023 and December 31, 2022, the Company had a balance of $0 and $42,181 in accounts payable and accrued expenses related to these services.

On July 24, 2023, the Company entered into a waiver agreement with the vendor which resulted in the forgiveness of $42,181 of outstanding balance. This amount is reflected in forgiveness of debt on the condensed statement of operations for the three and nine months ended September 30, 2023.

Advisory Agreement

On January 9, 2023, the company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of September 30, 2023, the Company had not recorded an expense for the delivery of these services.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$-	$237,987,827

Liabilities:
Warrant liability – Public Warrants	2	936,100	249,550
Warrant liability – Private Placement Warrants	2	875,050	233,275

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of September 30, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $936,100 and $875,050, respectively, based on a fair value of $0.08 per warrant. As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $249,550 and $233,275, respectively, based on a fair value of $0.02 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,725	$249,550	$483,275
Change in fair value	1,379,225	1,475,450	2,854,675
Fair value as of March 31, 2023	$1,612,500	$1,725,000	$3,337,500
Change in fair value	(1,310,425)	(1,401,850)	(2,712,275)
Fair value as of June 30, 2023	$302,075	$323,150	$625,225
Change in fair value	572,975	612,950	1,185,925
Fair value as of September 30, 2023	$875,050	$936,100	$1,811,150

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$5,160,000	$5,520,000	$10,680,000
Change in valuation inputs or other assumptions	(1,397,500)	(1,495,000)	(2,892,500)
Fair value as of March 31, 2022	$3,762,500	$4,025,000	$7,787,500
Change in valuation inputs or other assumptions	(1,936,075)	(2,071,150)	(4,007,225)
Fair value as of June 30, 2022	$1,826,425	$1,953,850	$3,780,275
Change in valuation inputs or other assumptions	(1,073,925)	(1,148,850)	(2,222,775)
Fair value as of September 30, 2022	$752,500	$805,000	$1,557,500

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of September 30, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not, other than the below identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 2, 2023, and November 6, 2023, the Company deposited an additional $60,000, for an aggregate of $120,000 into the trust extending the date of which the Company has to complete a Business Combination to November 29, 2023.

Subsequent to September 30, 2023, an additional $135,854 was drawn on the 2023 Promissory Note, as described in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Roth CH Acquisition Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Extensions

On January 27, 2023, the Company received shareholder approval to amend its Articles to extend the date by which it must complete an initial business combination from January 29, 2023 to June 29, 2023 (the “Extension”). Shareholders also approved an amendment to the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. In connection with the vote to approve the Extension, the holders of 17,533,296 Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $56.7 million.

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. On June 28, 2023 and July 31, 2023, September 8, 2023, October 2, 2023, and November 6, 2023, the Company deposited the Monthly Deposit of $60,000, for an aggregate of $300,000 into the trust account, extending the Business Combination period to November 29, 2023.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (“Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 27, 2023, the Company had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of September 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

For the three months ended September 30, 2023, we had net loss of $1,267,241 which consists of the change in fair value of warrant liabilities of $1,185,925 and operational costs of $460,206, offset by forgiveness of debt of $42,181, and interest earned on marketable securities held in the Trust Account of $336,709.

For the nine months ended September 30, 2023, we had net income of $1,345,709 which consists of the change in fair value of warrant liabilities of $1,328,325, commitment fee of $125,000 and formation and operational costs of $4,097,406, offset by interest earned on marketable securities held in the Trust Account of $2,204,264 and forgiveness of debt of $4,692,176.

For the three months ended September 30, 2022, we had net income of $2,968,000 which consists of the change in fair value of warrant liabilities of $2,007,225, interest earned on marketable securities held in the Trust Account of $1,058,906, offset by formation and operational costs of $313,681.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $664,645. Net income of $1,345,709 was adjusted by $2,204,264 of interest income on marketable securities held in trust, $4,692,176 of forgiveness of debt, $1,328,325 change in fair value of warrant liabilities, $125,000 of interest expense and $3,432,761 changes in operating assets and liabilities.

For the nine months ended September 30, 2022, net cash used in operating activities was $444,367. Net income of $9,452,332 was adjusted by $1,399,324 of interest income on marketable securities held in trust, $9,122,500 change in fair value of warrant liabilities, and $625,125 changes in operating assets and liabilities.

As of September 30, 2023, we had marketable securities held in the trust account of $22,846,633 (including approximately $1,050,426 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2023, we had cash of $91,533 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company’s assessed going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until November 29, 2023 (absent any extensions of such period by the Company’s public shareholders) to consummate an initial business combination. While the Company intends to complete an initial business combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 29, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A Shares in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Actof 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROTH CH ACQUISITION CO.

By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer

Dated: November 9, 2023