Form 10-K
period 2023-12-31
Roth CH Acquisition Co.
filed 2024-04-11
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40959

ROTH CH ACQUISITION CO.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Collins Avenue; Suite 402 Miami Beach, FL	33141
(Address of principal executive offices)	(Zip Code)

(949) 720-7133
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $26.6 million, computed by reference to the closing price of the Class A ordinary shares reported on Nasdaq on such date of $10.59.

As of April 9, 2024, there were 7,794,236 Class A ordinary shares, par value $0.0001 per share, and 75,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION CO.

Annual Report on Form 10-K for the year ended December 31, 2023

i

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses to complete an initial business combination;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the liquidity and trading of our public securities;

●	the use of proceeds not held in the trust account (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

ii

PART I

Item 1. Business.

In this Annual Report, references to the “Company,” and to “we,” “us,” and “our” refer to Roth CH Acquisition Co. References to the “Sponsor” refer to the Former Sponsor up to the consummation of the Transaction and the New Sponsor thereafter.

Overview

We are a blank check company incorporated on April 20, 2021 under the name “TKB Critical Technologies 1”, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Effective September 7, 2023, shareholders approved a change in the Company’s name to Roth CH Acquisition Co.

Formation and Initial Public Offering

On October 29, 2021, we consummated our initial public offering of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share (the “Class A Shares”) and one-half of one warrant to purchase a Class A Share (the “Public Warrants”). Simultaneously with the closing of our initial public offering, we consummated the sale of 10,750,000 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to our former sponsor, TKB Sponsor I, LLC, (the “Former Sponsor”) generating proceeds of $10,750,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the Private Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Our Units, Class A Shares and Public Warrants are each traded on the Nasdaq Global Market under the symbols “USCTU,” “USCT” and “USCTW,” respectively. Our Units commenced public trading on October 27, 2021, and our Class A Shares and Public Warrants commenced separate public trading on December 17, 2021.

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Articles to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s Articles. The term “Monthly Deposit” is defined in the Second Trust Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023.

Securities Transfer Agreement and Name Change

On June 25, 2023, the Company, the Former Sponsor, each independent director of the Company, and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “New Sponsor”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which the Former Sponsor and the former directors of the Company sold to the Buyers, an aggregate of 4,312,500 Ordinary Shares consisting of 4,237,500 Class A Shares and 75,000 Class B Shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Following the closing of the Transaction, the Former Sponsor has certain continuing rights, including a right of first refusal to repurchase the Transferred Securities in certain circumstances as set forth in the Agreement and the right to invest up to 25% of certain financings. The Transaction was consummated on June 28, 2023.

Recent Developments – Extraordinary General Meeting of Shareholders

On March 28, 2024, the Company commenced mailing of definitive proxy materials in connection with an extraordinary general meeting of shareholders to be held on April 10, 2024. The purpose of the meeting was to consider the following proposals:

●	A proposal, by special resolution, subject to the approval of Proposal A (described below), to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Articles of Association”) to remove the provisions applicable to special purpose acquisition companies including the requirement to redeem and cancel 100% of the Company’s Class A ordinary shares sold in the Company’s initial public offering following distribution of the funds held in the Company’s trust account (the “Amendment Proposal”);

●	A proposal, as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the proposals (ii) if the Board determines before the general meeting that it is not necessary or no longer desirable to proceed with the proposals or (iii) as otherwise determined by the Chairman of the general meeting in his sole and absolute discretion to be necessary (the “Adjournment Proposal”)

In addition, the Company solicited proxies in favor of another proposal to be voted upon by the holders of the Class A shares to approve the following:

●	A proposal, for the purposes of Article 10 of the Amended and Restated Articles of Association of the Company, by the holders of a majority of not less than two thirds of the votes cast at the class meeting by the holders of the Company’s Class A ordinary shares to consent to and approve the variation to the rights of the Company’s Class A ordinary shares as contemplated by the amendments to the Articles of Association as set out in the Amendment Proposal (the “Variation of Rights Proposal” or “Proposal A”

The purpose of the Amendment Proposal is to remove the provisions contained in the Articles of Association that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s public shares following distribution of the funds held in the Company’s trust account established in connection with the initial public offering (“IPO”) and revise the provisions to allow shareholders of the Company to obtain their pro rata distribution of funds held in the Trust Account and also retain ten (10%) percent of their shares upon liquidation of the Trust Account. If approved, the Company would liquidate the Trust Account despite the fact that it is not required to do so until October 29, 2024 and intends to liquidate the Trust Account and process the 90% redemption simultaneously. Continental Stock Transfer and Trust Company has informed the Company that they and the DTC would effect the redemption of 90% of the Public Shares mechanically as a reverse stock split. In order to do so, in the event that the Amendment Proposal is adopted, the Company intends to set a record date for the redemption promptly following the adoption of the Amendment Proposal. It will also be required to provide five (5) days prior notice to DTC and to the extent that we are listed on OTC, will need to provide FINRA with 10 days advance notice prior to the record date. Based upon these requirements, the Company anticipates that it will liquidate the Trust Account and redeem 90% of the Public Shares approximately 2-3 weeks after the adoption of the Amendment Proposal.

Approval of the Variation in Rights Proposal is required under Cayman law as the Class A and Class B ordinary shares are treated differently under the proposed Amended and Restated Articles of Association.

The Company has also applied to have its securities quoted on the OTC Markets and will submit a voluntary withdrawal of the listing from Nasdaq.

On April 10, 2024, the Company convened its meetings and adjourned both without voting to April 17, 2024 so as to permit additional time to complete its OTC listing.

For additional information, please see the definitive proxy statement filed by the Company with the SEC on March 28, 2024 and the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2024.

Initial Business Combination

Since our initial public offering, we have evaluated over 350 potential target businesses. We entered into a business combination agreement with one party which agreement was subsequently terminated. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and a review of financial and other information that was made available to us.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target is determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will make the determination as to the fair market value of such alternate initial business combination. If our board of directors is not able to independently determine the fair market value of such alternate initial business combination, we will obtain an opinion from an independent investment banking firm, which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria.

Our Business Combination Process

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our New Sponsor, officers or directors. In the event we do not complete the proposed Business Combination, and instead seek to complete an initial business combination with a company that is affiliated with our New Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares (including the Class A Shares issuable upon the conversion of the Class B Shares, the “Founder Shares”), and any public shares they may hold in connection with the completion of our initial business combination. Such persons did not receive separate consideration for their waiver of redemption rights.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

We will seek shareholder approval of an our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares, which means more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent (“Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Business Combination

The prospectus for our initial public offering and the Articles initially provided that we had until January 29, 2023, to complete a business combination. On January 27, 2023, shareholders approved an extension of the date by which the Company must complete its initial business combination to June 29, 2023. In connection with the Extension, an aggregate of 17,533,296 Public Shares were redeemed for an aggregate redemption payment of approximately $181.9 million or $10.38 per share, leaving approximately $56.7 million in our Trust Account. On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023.

If we are unable to complete our initial business combination by October 29, 2024, or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to the Articles (the “Combination Period”), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) above, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire, worthless, if we fail to complete our initial business combination within the required time period.

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

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than the estimated $11.08 per share calculated as of December 31, 2023, or less than the initial $10.20 per share deposited in the Trust Account at the time of our initial public offering. See “Risk Factors-If third parties bring claims against us the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors contained herein. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent that any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are our securities. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per Public Share. See “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors contained herein.

We will seek to reduce the possibility that the our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Competition

We expect to encounter competition in identifying, evaluating and selecting a target business for our alternate business combination, from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an alternate business combination.

Employees

We currently have seven executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Our executive offices are located at 2340 Collins Avenue, Suite 402, Miami Beach Florida 33141 and our phone number is (949) 720-7133. Our corporate website address is www.rothch.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our management identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence and materially and adversely affect our business and operating results.

On February 11, 2022, the audit committee of the Board, after consultation with management, concluded that our audited balance sheet as of October 29, 2021 (the “Audited Balance Sheet”), included as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021, contained an error relating to the value of the our Class A Shares subject to redemption, which should have been recorded as $234,600,000 ($10.20 per share) instead of $230,000,000 ($10.00 per share). In light of this error, it was determined that the Audited Balance Sheet should be no longer be relied upon, and we filed a restated audited balance sheet. As part of such restatement process, we identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, our executive officers and principal financial and accounting officer performed additional post-closing review procedures in connection with our annual report for the year ended December 31, 2021, including reviewing historical filings and consulting with subject matter experts related to the accounting for complex financial instruments. Our management has also retained an additional consultant to provide additional review and subject matter expertise. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of its internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As a result of this material weakness, our management concluded that its internal control over financial reporting was not effective as of December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Further, we can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening its controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness could limit our ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 (once available), which may impair our ability to obtain capital in a timely fashion to execute its business strategies. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Class A Shares. We cannot assure you that the measures taken to date, or any measures that we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses identified by our management, the restatement of the Audited Balance Sheet, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or its ability to complete an initial business combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

While we intend to seek shareholder approval of an initial business combination, we may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange requirement. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. Because our initial shareholders own approximately 73% of our issued and outstanding ordinary shares, our initial shareholders will be able to approve the business combination even if no public shares are voted in favor of the business combination.

Our initial shareholders own approximately 73% of our issued and outstanding ordinary shares. Pursuant to letter agreements with us, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination.

Our initial shareholders and management team also may from time to time purchase Class A Shares prior to our initial business combination. Our Articles provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, because our initial shareholders own a majority of our issued and outstanding ordinary shares and have agreed to vote in favor of our initial business combination, the our initial shareholders will be able to approve the business combination even if no public shares are voted in favor of the business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we may arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Shares results in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination by October 29, 2024, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 29, 2024, unless such date is further extended by vote of our shareholders. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by October 29, 2024, in which case, unless any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association is approved, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete an initial business combination by October 29, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and Ukraine and the continued impact of outbreaks of COVID-19 in both in the U.S. and globally. These factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors or their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market from institutional and other investors who indicate an intention who redeem, or indicate an intention to redeem, their Public Shares, or they may enter into transactions with such investors and others to provide them with incentives to acquire ordinary shares or vote their shares in favor of the business combination, at any time prior to the business combination during a period when they are not then aware of material non-public information relating to the business combination or target company, although they are under no obligation to do so. Any such non-redemption agreements may provide for an agreement by the investor (i) not to redeem the public shares it owns, (ii) to sell such public shares to the Sponsor or our directors, officers, advisors or affiliates, or (iii) to acquire public shares in the market or in privately negotiated transactions from other shareholders who redeem or indicate an intention to redeem, and to hold such public shares and not redeem them. Any such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of Ordinary Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor or our directors, officers, advisors or affiliates purchase shares in privately negotiated transactions from shareholders who have already elected to exercise their redemption rights, then such selling shareholder would be required to revoke their prior elections to redeem their public shares.

Any public shares purchased by the Sponsor or its affiliates would be purchased at a price no higher than the redemption price for the public shares, which is currently estimated to be approximately $11.08 per share as of December 31, 2023. Any public shares so purchased would not be voted by the Sponsor or its affiliates at the shareholder meeting held to approve the business combination and would not be redeemable by the Sponsor or its affiliates. The purpose of such share purchases and other transactions would be to decrease the number of redemptions. If such transactions are effected, the consequence could cause the business combination to be completed in circumstances where such would not otherwise be obtained. In addition, if such purchases are made, the public “float” of our shares following completion of the business combination and the number of beneficial holders of our shares may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our shares on Nasdaq or another national securities exchange or reducing the liquidity of the trading market for our shares.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Shares.

If we seek shareholder approval of our initial business combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And, as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until October 29, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had cash of $13,755 held outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account may not be sufficient to allow us to operate until October 29, 2024, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.08 per share estimated as of December 31, 2023, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

The SEC has recently adopted final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules may cause us to liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with Business Combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rules, the SPAC Guidance, or pursuant to the SEC’s views expressed in the SPAC Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described further above, the SPAC Guidance relates, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder.

Because the SPAC Guidance is fact-specific, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements and we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A Shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

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

For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that the target business with which we enter into our initial business combination will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur additional debt to complete an initial business combination. We, and our officers, have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves with-out a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with $231,950,000 that we may use to complete our initial business combination (after taking into account the $8,800,000 of deferred underwriting commissions being held in the Trust Account). Following the Extensions, as of December 31, 2023, we had approximately $23,332,031 remaining in our Trust Account.

We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. If we seek to complete multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

We may seek a target which is a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable (if at all) as we believed at the time of signing an agreement to acquire such private company or that fails to meet the projections upon which our valuation may be based.

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

Our Articles does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Any agreement for an initial business combination with a target may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Nevertheless, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all Class A Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of any business combination agreement exceeds the aggregate amount of cash available to us, and such condition is not waived, we will not be able to complete the business combination or redeem any shares in connection with such initial business combination, all Class A Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our memorandum and articles of association will require a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our Articles requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by October 29, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Articles to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 29, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete a proposed business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete an initial business combination.

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

Our initial shareholders own approximately 73% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. If our initial shareholders purchase any additional Class A Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on a proposed business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be, required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We have no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by October 29, 2024. As such, there is a risk that we will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by October 29, 2024. There can be no assurance that we will complete a business combination by this time. If we do not complete its initial business combination by October 29, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with the target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside such other target business’s control and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time, attention and substantial costs for accountants, attorneys and others. If we decide not to complete an initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete an initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

We will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

We may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our search for an initial business combination target and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts of interest would materially affect our ability to complete an initial business combination.

Our sponsor or officers may form other special purpose acquisition companies in the future, which may occur prior our completing our initial business combination and could cause conflicts of interest.

Our sponsor or our officers may sponsor or form other special purpose acquisition companies in the future, which may occur while we are still seeking an initial business combination. Any such companies may pursue similar targets and compete with us for business combination opportunities. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. Consequently, we may be precluded from procuring such opportunities and such opportunities may be presented to such other companies instead of us.

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

On April 29, 2021, our Former Sponsor paid $25,000 to purchase 5,750,000 founder shares, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,750,000 warrants, at a price of $1.00 per private placement warrant, each exercisable for one Class A Share at $11.50 per share, for an aggregate purchase price of $10,750,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as October 29, 2024 nears, which is the deadline for our completion of an initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 29, 2024 or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination by October 29, 2024, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by October 29, 2024 is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond 36 months from the closing of our initial public offering before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and the publicly held shares would be required to be at least $20 million and we would be required to have a minimum of 400 round lot holders and 1,000,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Shares are a “penny stock” which will require brokers trading in our Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Shares and Public Warrants have been approved to be listed on Nasdaq, our units, Class A Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our Class A Shares will not be entitled to vote on any appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B Shares will have the right to vote on the appointment of directors. Holders of our Class A Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A Share and the one-half of a warrant to purchase one Class A Share included in each unit could be challenged by the Internal Revenue Service, the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes. As used herein, the term “U.S. Holder” means a beneficial owner of our Class A Shares or warrants that is for U.S. federal income tax purposes: an individual citizen or resident of the United States; a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized under the laws of the United States, any state thereof or the District of Columbia; an estate the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may be a controlled foreign corporation (CFC) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If a U.S. shareholder owns 10% or more of our ordinary shares, it may be subject to increased U.S. federal income taxation under the CFC rules. A non-U.S. corporation will be classified as a CFC for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly, or constructively) 10% or more of the voting power or value of shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares and any special voting rights, such as to appoint directors, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons that are entitled to acquire shares pursuant to an option. Shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake and the constructive ownership rules) are urged to consult their tax advisors.

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

We believe we were a PFIC for our taxable year ended December 31, 2023 and we may be classified as a PFIC for the current taxable year. Our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of our Class A Shares). Further, our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year.

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

Registration of the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with our initial public offering or a new registration statement covering the registration under the Securities Act of the Class A Shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A Shares that warrant holders will receive upon cashless exercise will be based on a formula.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If our Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Warrant holders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if a warrant holder does so, it will receive fewer Class A Shares from such exercise than if it were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) of our Class A Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for purposes of this calculation (other than in connection with a redemption) is the average last reported sale price of the Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. If we have elected to call the public warrants for redemption when the price per Class A Share equals or exceeds $18.00 per share, the “fair market value” for purposes of this calculation is the volume weighted average price of our Class A Shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. As a result, you would receive fewer Class A Shares from such exercise than if you were to exercise such warrants for cash.

The registration rights granted to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A Shares that they hold (including Class A Shares into which their Class B Shares are convertible), holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A Shares issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A Shares issuable upon conversion of such warrants and forward purchasers can demand that we register the forward purchase securities. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

If we complete an initial business combination, we may issue additional Class A Shares or preference shares to complete such initial business combination, and we may issue such shares under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon the conversion of the Class B Shares at a ratio greater than one-to-one at the time of such initial business combination as a result of the anti-dilution provisions contained in our Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorize the issuance of up to 200,000,000 Class A Shares, par value $0.0001 per share, 20,000,000 Class B Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there are 2,119,236 and 5,750,000 issued and outstanding redeemable Class A Shares and non-redeemable Class A and Class B Shares, respectively. The Class B Shares are automatically convertible into Class A Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our memorandum and articles of association, including in certain circumstances in which we issue Class A Shares or equity-linked securities related to our initial business combination. As of the date of this Annual Report, there are no preference shares issued and outstanding.

We may issue additional ordinary shares to complete such alternate initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares to redeem the warrants or upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein in connection with such alternate initial business combination. However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Articles to (x) extend the time we have to consummate a business combination beyond October 29, 2024 or (y) amend the foregoing provisions. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares, including pursuant to the forward purchase agreements:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded our Class A Shares;

●	could cause a change in control if a substantial number of Class A Shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A Shares and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants and forward purchase warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Shares purchasable upon exercise of a warrant.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. None of the private placement warrants will be redeemable by us in these circumstances for so long as they are held by our sponsor or its permitted transferees. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sale price of our Class A Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A Shares determined based on the redemption date and the fair market value of our Class A Shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time when the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of Class A Shares received is capped at 0.361 Class A Shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A Shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 Class A Shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,750,000 private placement warrants, each exercisable to purchase one Class A Share at $11.50 per share. We may also issue up to 4,800,000 forward purchase warrants in connection with the issuance of forward purchase securities under the forward purchase agreements. Our initial shareholders (including the New Sponsor) currently own an aggregate of 5,750,000 founder shares, which consists of 5,675,000 Class A Shares held by our Sponsor which 5,650,000 and 25,000 shares were converted from Class B Shares on January 18, 2023 and June 26, 2023, respectively, and 75,000 Class B Shares held by our independent directors. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue Class A Shares for any reason, the potential for the issuance of a substantial number of additional Class A Shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per Class A Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) of our Class A Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

As of December 31, 2023, we had $13,755 in cash and working capital deficit of $1,291,564. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case, we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Provisions in our Articles and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Shares and could entrench management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 2349 Collins Avenue, Suite 402, Miami Beach, FL 33141 and our telephone number is 949-720-7133. Our executive offices are provided to us by our Sponsor. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A Shares and warrants are each traded on the Nasdaq Global Market under the symbols “USCTU,” “USCT” and “USCTW,” respectively. Our units commenced public trading on October 27, 2021, and our Class A Shares and warrants commenced separate public trading on December 17, 2021.

Holders

On April 9, 2024, there was one holder of record of our Units, 21 holder of records of our Class A Shares, four holders of record of our Class B Shares and 16 holders of record of our Warrants.

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

None

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements, including the related notes, contained in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Conversion of Class B Shares

Effective as of January 18, 2023, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”), the Sponsor elected to convert 5,650,000 Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares, with immediate effect. On June 28, 2023, holders of an aggregate of 25,000 outstanding Class B ordinary shares elected to convert those shares on a one-for-one basis into Class A ordinary shares, with immediate effect, leaving 75,000 Class B ordinary shares outstanding.

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. As of the date of these financial statements, the Company has deposited an aggregate of $540,000 into the trust account for a total of nine Monthly Deposits, thereby extending the Business Combination period to March 29, 2024.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (“Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 27, 2023, the Company had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of December 31, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

For the year ended December 31, 2023, we had net income of $2,586,752 which consists of forgiveness of debt of $4,692,176 and interest earned on marketable securities held in the Trust Account of $2,509,662, offset by operational costs of $4,416,661, interest expense of $125,000 and the change in fair value of warrant liabilities of $73,425.

For the year ended December 31, 2022, we had net income of $11,245,341 which consists of the change in fair value of warrant liabilities of $10,197,175 and interest earned on marketable securities held in the Trust Account of $3,383,885, offset by formation and operational costs of $2,335,719.

Liquidity, Capital Resources and Going Concern

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Founder Shares by our Former Sponsor, TKB Sponsor, LLC, for $25,000 and a $300,000 loan from our Former Sponsor which has been repaid in full in connection with the closing of the IPO.

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

For the year ended December 31, 2023, net cash used in operating activities was $862,990. Net income of $2,586,752 was adjusted by $4,692,176 of forgiveness of debt and $2,509,662 of interest income on marketable securities held in trust, a $73,425 change in fair value of warrant liabilities and $125,000 of interest expense. Changes in operating assets and liabilities provided $3,553,671 of cash for operating activities.

For the year ended December 31, 2022, net cash used in operating activities was $606,240. Net income of $11,245,341 was adjusted by $3,383,885 of interest income on marketable securities held in trust, $10,197,175 change in fair value of warrant liabilities, and $1,729,479 changes in operating assets and liabilities.

As of December 31, 2023, we had marketable securities held in the trust account of $23,332,031 (including approximately $1,355,824 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2023, we had cash of $13,755 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. As of December 31, 2023, the company had drawn $682,508 on the 2023 Promissory Note and had $317,492 available to be drawn.

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

The Company’s assessed going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until March 29, 2024 (absent any extensions of such period by the Company’s public shareholders) to consummate an initial business combination. While the Company intends to complete an initial business combination by such date, it is uncertain that the Company will be able to consummate the proposed Business Combination by that time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 29, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A Shares in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the approval procedures for shareholder redemptions.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements and our review and approval process of shareholder redemptions, including making greater use of third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions and the process of shareholder redemption approvals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Name	Age	Position
Byron Roth	61	Co-Chief Executive Officer; Chairman; Director
John Lipman	47	Co-Chief Executive Officer; Director
Aaron Gurewitz	54	Co-President
Rick Hartfiel	59	Co-President
Joseph Tonnos	35	Chief Financial Officer; Chief Investment Officer
Ryan Hultstrand	35	Co-Chief Operating Officer
Matthew Day	50	Co-Chief Operating Officer
Adam Rothstein	51	Independent Director
Sam Chawla	48	Independent Director
Christopher Bradley	46	Independent Director

Byron Roth has been the Chairman and Chief Executive Officer of Roth Capital Partners, LLC, a privately-owned investment banking firm, since 1998. Under his management, the firm has helped raise over $100 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth through his ownership in Waco Limited, LLC, an affiliate of Roth Capital Partners, is a co-founder of three private investment firms: Rx3 Ventures, LP, an influencer fund focused on consumer growth investments; RIVI Capital, LLC, concentrated in the mining sector; and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. Mr. Roth is on the board of managers for the management companies of RX3 and RIVI. In addition, Mr. Roth co-founded two long only asset management firms: Cortina Asset Management, recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors, LLC, of which he is currently a director. Mr. Roth was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. which completed a business combination with PureCycle Technologies LLC. He was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. which completed a business combination with Reservoir Holdings, Inc. He was the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. which completed its business combination with QualTek HoldCo, LLC. Mr. Roth was also the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition IV Co. which completed its business combination with Tygo Energy, Inc. He is currently the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co., a special purpose acquisition company. Mr. Roth is a member of the Advisory Council, Executive Committee and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department and former member of the Board of Trustees, where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also serves as Chair of the Pacific Region Board of Trustees and is on the Board of Governors for the Boys and Girls Club of America. He sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. Mr. Roth was the 2021 annual honoree for the Elephant Cooperation, received the 2018 Athletes First Classic Golden Heart Award benefiting the Orangewood Foundation, and was the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala. Mr. Roth earned his BBA from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Mr. Gordon Roth.

John Lipman joined Craig-Hallum in 2012 and has more than 16 years of investment banking experience advising growth companies in the healthcare, industrial and technology sectors. Mr. Lipman has completed over 200 equity, convertible and debt offerings and advisory assignments for growth companies, including over 150 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies. Mr. Lipman has over 20 years investing experience in small capitalization companies, and started his career in venture capital and investor relations. He was the COO & Director of Roth CH Acquisition I Co. until its merger with PureCycle Technologies, Inc. in March 2021 and Roth CH Acquisition II Co. until its merger with Reservoir Media, Inc. in July 2021 as well as Co-CEO & Director of Roth CH Acquisition III Co. until its merger with QualTek Services, Inc. in February 2022. He was Co-CEO & Director of Roth CH Acquisition IV. Co. until its merger with Tigo Energy, Inc. as well as Co-Chairman & Co-CEO of Roth CH Acquisition V Co. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL.

Aaron Gurewitz Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz is the Co-President of Roth CH Acquisition V Co. Mr. Gurewitz was the Co-President of Roth CH Acquisition I Co., Roth CH Acquisition II Co. and Roth CH Acquisition III Co. and Roth CH Acquisition IV Co. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Rick Hartfiel has been the Head of Investment Banking at Craig-Hallum since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel was an investment banker at Dain Rauscher Wessels and Credit Suisse First Boston. Mr. Hartfiel is the Co-President of Roth CH Acquisition V Co. Mr. Hartfiel was the Co-President of Roth CH Acquisition I Co., Roth CH Acquisition II Co., Roth CH Acquisition III Co. and Roth CH Acquisition IV Co. Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

Joseph Tonnos, who serves as our Chief Financial Officer and Chief Investment Officer, has been a Managing Director at Roth Capital Partners since April of 2023. Mr. Tonnos has over 13 years of experience investing in and advising acquisition candidates, completing due diligence, financial modeling and deal structuring. From 2021 to 2023, Mr. Tonnos served as a Principal and Associate Portfolio Manager at Meteora Capital, an investment adviser specializing in SPAC-related, structured and illiquid investments and was the Chief Financial Officer of GSR II Meteora Acquisition Corp., a SPAC sponsored by Meteora which completed a business combination with Bitcoin Depot, Inc. During 2021, Mr. Tonnos also served as an Associate Portfolio Manager at Glazer Capital. From 2017 until 2021, Mr. Tonnos worked at Mistral Equity Partners, a consumer & retail focused investment group as a Principal. From 2017 until 2022, Mr. Tonnos served as the Senior Vice President of Haymaker I, II, and III, three special purpose acquisition companies affiliated with Mistral Equity Partners. Haymaker I, II and III all successfully completed business combinations with OneSpaWorld Ltd., ARKO Holdings Ltd. and Biote Corp. respectively. His experience spans evaluating, executing, structuring and monitoring public, private and venture capital investments. He has advised companies and shareholders on capital raising, mergers, acquisitions, divestitures, leveraged buyouts and capital structure alternatives. Mr. Tonnos is also the Co-Founder of Ketch Ventures, an early-stage consumer investment syndicate. In the last five years he served or continues to serve on the several boards, including Worldwise, Inc., a privately held pet products company, Los Sundays Tequila, a lifestyle beverage company, and Aether Diamonds, a carbon-negative diamond producer, among others. Mr. Tonnos has also been a board observer of The Lovesac Company, Inc. (NASDAQ: LOVE) from 2017 until 2021 and serves on the Board of Advisors at Niagara University. Prior to Mistral, Mr. Tonnos served as an investment banker at Bank of America Merrill Lynch and Lazard and as a foreign exchange trader at CIBC Capital Markets. Mr. Tonnos received his B.S. and M.B.A. from Niagara University, graduating magna cum laude.

Ryan Hultstrand joined Craig-Hallum in 2013, and has been a Managing Director in the Investment Banking department since January 2022. Mr. Hultstrand was previously a Vice President of Craig-Hallum from January 2018 until January 2022. Mr. Hultstrand has over 10 years of experience in investment banking and consulting in the healthcare, consumer, industrial and technology sectors, with a focus on SPACs. Mr. Hultstrand is the Co-Chief Operating Officer of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Hultstrand has a B.A. from Carleton College.

Matthew Day is a Managing Director in the Investment Banking department at Roth with a focus on Business Services and Technology. Prior to joining Roth in 2019, Mr. Day spent 12 years as a senior equity analyst at Sagard Capital Partners, an investment firm that built and managed large minority positions in U.S. and Canadian publicly traded companies. At Sagard, Mr. Day focused primarily on businesses in the business services, industrial and consumer sectors. Prior to this role, he was a senior equity analyst and private equity associate at Xylem Investments from 2002 to 2006, where he served on boards of three private forestry companies in New Zealand, Chile and Venezuela. From 2000 to 2002, Mr. Day was an investment banking associate at Lehman Brothers in the global technology group. He also worked as an associate and analyst at Barclays Capital from 1995 to 1999, where he focused on the telecom, media and transportation industries. Mr. Day is the Co-Chief Operating Officer of Roth CH Acquisition V Co and was previously the Co-Chief Operating Officer of Roth CH IV Acquisition Co. Mr. Day has a B.S. in Finance from Boston College and an MBA from the University of California Berkeley Haas School of Business.

Adam Rothstein is a member of our Audit Committee and a member of the Board. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, and the Disruptive Technologies Opportunity Fund which he co-founded in 2013, 2014 and 2018 respectively. Since 2014, Mr. Rothstein has also been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Previously, Mr. Rothstein was a sponsor and the Executive Chairman of 890 5th Avenue Partners, Inc. (NASDAQ: ENFA) from September 2020 until December 2021. 890 5th Avenue Partners, Inc. was a special purpose acquisition company that merged with Buzzfeed, Inc. in December of 2021 and is now publicly listed on NASDAQ as Buzzfeed, Inc. (NASDAQ: BZFD). In December of 2021, Mr. Rothstein was named a Director of Buzzfeed, Inc. and a member of its Audit Committee. (NASDAQ: BZFD). Mr. Rothstein was also a Sponsor and Director of Roth CH Acquisition I Co. (NASDAQ: ROCH), from May 2020 until March 2021. Roth CH Acquisition I was a special purpose acquisition company that merged with PureCycle Technologies LLC and is now publicly listed on NASDAQ as PureCycle Technologies, Inc. (NASDAQ: PCT). From December 2020 until July 2021, Mr. Rothstein was a Sponsor and Director of Roth CH Acquisition II Co. (NASDAQ: ROCC). Roth CH Acquisition II was a special purpose acquisition company that merged with Reservoir Holdings, Inc. in July 2021, and in July of 2021, Mr. Rothstein was named a Director of Reservoir Media, Inc. and a member of its Audit Committee (NASDAQ: RSVR). Mr. Rothstein was also a Sponsor and Director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from March 2021 until February 2022. Roth CH Acquisition III Co. was a special purpose acquisition company that merged with BCP QualTek HoldCo, LLC. Mr. Rothstein was also a director of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a special purpose acquisition company, from August 2021 to May 2023. Roth CH Acquisition IV Co. was a special purpose acquisition company that merged with Tigo Energy, Inc. and is now publicly listed on NASDAQ as Tigo Energy, Inc. (NASDAQ: TYGO). Since November 2021, Mr. Rothstein has been a Director and member of the Audit Committee of Roth CH Acquisition V Co. Roth CH Acquisition V Co is a special purpose acquisition company, (NASDAQ: ROCL). From July 2019 until January 2021, Mr. Rothstein was a Director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc. and which now trades as Gold Flora Corp. (NEO: GRAM.U). Mr. Rothstein has over 25 years of investment experience and currently sits on the Boards of Directors of several early- and mid-stage technology and media companies both in the United States and in Israel. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.

Sam Chawla Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Investment Bank (“UBS”) in the Global Healthcare Group. Mr. Chawla’s investment banking experience centered on strategic advisory work for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which Mr. Chawla originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University.

Christopher Bradley Christopher Bradley, our Board Member, is a Managing Director at Mistral Equity Partners, which he joined in 2008. Mr. Bradley brings over 20 years of experience in identifying acquisition candidates, board service, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer of Haymaker Acquisition Corp. IV and previously served as the Chief Financial Officer of Haymaker Acquisition Corp. III until it completed its business combination in May 2022 with biote, Corp., and has since been retained by biote as an advisor. Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II from 2019 until its merger with ARKO (NASDAQ:ARKO) in December 2020. He served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. I from 2017 until its business combination with OneSpaWorld (NASDAQ:OSW) in December 2019. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ:LOVE) from 2010 to 2019. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. He is also currently serving on the advisory board of Growth For Good Acquisition Corp (NASDAQ:GFGD) (“GFGD”), a blank check company that currently intends to merge with Zero Nox, Inc., an off-highway electrification provider, as well as Carnegie Park Capital, a private investment fund.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Prior to our initial business combination, subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Class B ordinary shares. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our memorandum and articles of association.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of our independent directors, Adam Rothstein, Sam Chawla and Christopher Bradley, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee is entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We have established an audit committee of the Board of Directors. Adam Rothstein, Sam Chawla and Christopher Bradley serve as members of our audit committee and Christopher Bradley will serve as its chair. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board of Directors has determined that Christopher Bradley qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of the board of directors. Adam Rothstein, Sam Chawla and Christopher Bradley serve as members of our compensation committee, and Adam Rothstein chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Rothstein, Chawla and Bradley. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Commencing on the date that our securities were first listed on Nasdaq through the termination of the administrative services agreement effective June 28, 2023, we paid an affiliate of our Former Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no cash compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. The former independent directors each received 25,000 founder shares as compensation for their service, a portion of which were transferred pursuant to the Securities Purchase Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March __, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,794,236 Class A Shares (which includes Class A Shares that are underlying the Units) and 75,000 Class B ordinary share outstanding as of April 9, 2024. The Class B Shares will be convertible into Class A Shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of the Business Combination. The table below does not include the Class A Shares underlying the Public Warrants or Private Warrants because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
TKB Sponsor I, LLC(2)	1,437,500	18.4	-	%
CR Financial Holdings, Inc.	2,091,562	26.8	36,375	48.5%
Directors and Executive Officers				%
Byron Roth	2,091,562	26.8	36,375	48.5%
John Lipman	1,175,667	15.1	20,447	27.3%
Rick Hartfiel	118,592	1.5	2,062	2.7%
Aaron Gurewitz	-	-	-	-%
Joseph Tonnos	-	-	-	-%
Ryan Hultstrand	118,592	1.5	2,062	2.7%
Matthew Day	-	-	-	-%
Adam Rothstein	43,125	*	750	1.0
Sam Chawla	43,125	*	750	1.0
Christopher Bradley	43,125	*	750	1.0

All officers and directors as a group (10 individuals)	3,633,788	46.6%	63,196	84.3%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2340 Collins Avenue, Suite 402, Miami Beach, FL 33141.
(2)	The address for TKB Sponsor I, LLC is 400 Continental Boulevard, Suite 600, El Segundo, CA 90245.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Founder Shares

On April 29, 2021, our Former Sponsor paid $25,000 to purchase 5,750,000 founder shares, or approximately $0.004 per share. On May 11, 2021, our Former Sponsor transferred 25,000 founder shares to each of our independent directors. In connection with the IPO, each of the Former Sponsor and our independent directors agreed, subject to limited exceptions, not to transfer, assign, or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their public shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Notwithstanding the foregoing, if the closing price of Class A Shares exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares would be released from the lock-up. Our Sponsor and independent directors did not receive additional consideration for this lock-up.

Effective as of January 18, 2023, pursuant to the terms of the Articles, the Former Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A Shares, with immediate effect.

Private Placement Warrants

The Former Sponsor purchased an aggregate of 10,750,000 Private Warrants at a price of $1.00 per warrant, or $10,750,000, in a private placement that closed simultaneously with the closing of the initial public offering. Each Private Warrant entitles the holder to purchase one Class A Share at $11.50 per share. The Private Warrants (including the Class A Shares issuable upon exercise of the Private Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

In connection with the Transaction, the Former Sponsor sold 8,062,500 Private Warrants to the New Sponsor. The New Sponsor entered into a joinder agreement to the Letter Agreement in which they agreed to be subject to the restrictions therein.

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

Meteora entered into a separate agreement with the Sponsor pursuant to which it agreed to purchase interests in the Sponsor representing approximately 6.4% of the number of Founder Shares that are approximately equal to 3.7% of the cost of the Founder Shares and Private Warrants to the Sponsor.

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

We entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (“the “Forward Purchasers”) on August 13, 2021 and August 4, 2021, respectively. The Forward Purchase Agreements provide, at our option, for the aggregate purchase of up to 9,600,000 Class A Shares and 4,800,000 Public Warrants for an aggregate price of $96.0 million ($10.00 for one Class A Share and one-half of one Public Warrant), in private placements that will close concurrently with the closing of our initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A Shares and Public Warrants included in the Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval.

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

Related Party Notes and Advances

The Former Sponsor entered into an agreement with us to loan funds up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the public offering. These loans were non-interest bearing, unsecured and were paid in full at the closing of the public offering.

Registration Rights

We entered into a registration rights agreement with respect to the founder shares, private placement warrants, warrants that may be issued upon conversion of working capital loans and forward purchase securities that may be issued pursuant to the forward purchase agreements (and any Class A Shares issuable upon the exercise of the private placement warrants, forward purchase warrants and warrants that may be issued upon conversion of the working capital loans and upon conversion of the Class B Shares).

Policy for Approval of Related Party Transactions

The audit committee of our board adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which we were or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee of the board will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders, and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Our management will present to the audit committee of the board each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if the audit committee of the Board approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Rothstein, Chawla and Bradley are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $151,410 and $125,840, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

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

ROTH CH ACQUISITION CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Roth CH Acquisition Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth CH Acquisition Co. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by October 29, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

East Hanover, NJ
April 11, 2024

ROTH CH ACQUISITION CO.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Cash	$13,755	$124,237
Prepaid expenses	38,141	336,075
Total Current Assets	51,896	460,312

Trust Account receivable	147,410
Cash and marketable securities held in Trust Account	23,332,031	237,987,827
TOTAL ASSETS	$23,531,337	$238,448,139

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$660,952	$1,581,635
Accrued offering costs	-	78,000
Promissory note - related party	682,508	-
Total Current Liabilities	1,343,460	1,659,635

Warrant liabilities	556,250	482,825
Deferred underwriter fee payable	-	8,800,000
Total Liabilities	1,899,710	10,942,460

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 2,119,236 and 23,000,000 shares issued and outstanding at redemption value of $11.08 and $10.35 per share at December 31, 2023 and 2022, respectively	23,479,441	237,987,827

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,675,000 shares and no shares issued or outstanding (excluding 2,119,236 and 23,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	568	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 and 5,750,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	7	575
Additional paid-in capital	7,107,564	-
Accumulated deficit	(8,955,953)	(10,482,723)
Total Shareholders’ Deficit	(1,847,814)	(10,482,148)

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$23,531,337	$238,448,139

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Operating costs	$4,416,661	$2,335,719
Loss from operations	(4,416,661)	(2,335,719)

Other income:
Change in fair value of warrant liabilities	(73,425)	10,197,175
Forgiveness of debt	4,692,176	-
Interest expense	(125,000)	-
Interest income on marketable securities held in Trust Account	2,509,662	3,383,885
Other income	7,003,413	13,581,060

Net income	$2,586,752	$11,245,341

Basic and diluted weighted average shares outstanding, Class A ordinary redeemable shares	5,323,369	23,000,000

Basic and diluted net income per share, Class A ordinary redeemable shares	$0.23	$0.39

Basic and diluted weighted average shares outstanding, Class A and B ordinary non-redeemable shares	5,750,000	5,750,000

Basic and diluted net income per share, Class A and B ordinary non-redeemable shares	$0.23	$0.39

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	-	$-	5,750,000	$575	$-	$(18,340,237)	$(18,339,662)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(3,387,827)	(3,387,827)
Net income	-	-	-	-	-	11,245,341	11,245,341
Balance — December 31, 2022	-	-	5,750,000	575	-	(10,482,723)	(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,675,000	568	(5,675,000)	(568)	-	-	-
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	(5,753)	-	(5,753)
Capital contribution from forgiveness of related party expenses (Note 5)					60,556		60,556
Capital contribution from Wejo Assignment and assumption agreement (Note 5)					250,000		250,000
Capital contribution from Working Capital Advance (Note 5)	-	-	-	-	250,000	-	250,000
Capital contribution from commitment fee (Note 5)					125,000		125,000
Reduction of deferred underwriting fee	-	-	-	-	8,231,688	-	8,231,688
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(1,809,680)	(1,059,982)	(2,869,662)
Net income	-	-	-	-	-	2,586,752	2,586,752
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$2,586,752	$11,245,341
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(2,509,662)	(3,383,885)
Forgiveness of debt	(4,692,176)	-
Interest expense	125,000	-
Change in fair value of warrant liability	73,425	(10,197,175)
Changes in operating assets and liabilities:
Prepaid expenses	297,934	403,425
Accounts payable and accrued expenses	3,263,737	1,326,054
Accrued offering costs	(8,000)	-
Net cash used in operating activities	(862,990)	(606,240)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(360,000)	-
Payments for redemptions of Class A ordinary shares	217,525,458	-
Net cash provided by investing activities	217,165,458	-

Cash Flows from Financing Activities:
Payment of offering costs	(70,000)	(20,085)
Advances from related party	341,000	-
Proceeds from promissory note	250,000	-
Proceeds from promissory note – related party	591,508	-
Payments for redemptions of Class A ordinary shares	(217,525,458)	-
Net cash used in Financing activities	(216,412,950)	(20,085)

Net Change in Cash	(110,482)	(626,325)
Cash – Beginning	124,237	750,562
Cash – Ending	$13,755	$124,237

Non-cash investing and financing activities
Reduction of deferred underwriting fee payable	$8,231,688	$-
Forgiveness of advances from related parties	$560,556	$-
Conversion of advances and short-term promissory notes to long-term promissory notes	$91,000	$-
Re-measurement of Class A ordinary shares subject to possible redemption amount	$2,869,662	$3,387,827

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2023, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $13,755 cash and a working capital deficit of $1,291,564. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 27, 2023, the Company’s shareholders approved an amendment to the Articles to extend the end of the Combination Period from January 29, 2023 to June 29, 2023 (the “Extension”). The shareholders also approved an amendment to the Company’s Investment Management Trust Agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company as trustee (the “Trust Agreement”), to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. On January 31, 2023, in connection with the vote to approve the Extension, the holders of 17,533,296 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023. As of the date of these financial statements, the Company has deposited an aggregate of $540,000 into the trust account for a total of Nine Monthly Deposits, thereby extending the Business Combination period to March 29, 2024.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. The Company has until March 29, 2024 (absent any extensions of such period by the Company’s shareholders) to consummate an initial business combination. While the Company intends to complete a business combination before the mandatory liquidation date, it is uncertain that the Company will be able to consummate an initial business combination by that time. If an initial business combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 29, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,755 and $124,237 of operating cash as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of December 31, 2023 and 2022, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with IPO

Offering costs consisted of legal, accounting and other expenses incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the IPO. Accordingly, on October 29, 2021, offering costs totaled $21,140,059 (consisting of $3,850,000 of underwriting fees, $8,800,000 of deferred underwriting fees, $7,748,431 excess fair value of Founder Shares and $741,628 of actual offering costs, with $1,365,245 included in the statement of operations for the period ending December 31, 2021 as an allocation for the Public Warrants and the Private Placement Warrants, and $19,774,814 included in additional paid-in capital).

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

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2023 and 2022, the Company had 7,794,236, and 23,000,000 Class A ordinary shares outstanding, of which 2,119,236 and 23,000,000 shares are Class A ordinary shares subject to redemption, respectively. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 2,119,236 and 23,000,000 of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption, classified as temporary equity in the balance sheets, are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2021	23,000,000	$234,600,000
Plus:
Re-measurement of carrying value to redemption value	-	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	23,000,000	237,987,827
Less:
Redemptions on January 31, 2023	(17,533,296)	(181,923,809)
Redemptions on June 28, 2023	(3,347,468)	(35,601,649)
Plus:
Trust Account receivable (Note 8)	-	147,410
Re-measurement of carrying value to redemption value	-	2,869,662
Class A ordinary shares subject to possible redemption at December 31, 2023	2,119,236	$23,479,441

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,243,545	$1,343,207	$8,996,273	$2,249,068
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,323,369	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.39	$0.39

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2023 and 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of December 31, 2023 and 2022, there were no amounts outstanding under the Promissory Note, respectively.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. As of December 31, 2023, there was $682,508 amounts outstanding under the 2023 Promissory Note.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $60,000 of fees for these services. For the year ended December 31, 2022, the Company incurred $120,000 of fees for these services. As of December 31, 2023 and 2022, there was $0 and $100,000 included in accrued expenses in the accompanying balance sheets.

On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. As of December 31, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

The Sponsor subsequently advanced $250,000 funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the Company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company’s public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. During the year ended December 31, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000 and a contribution of capital by Sponsor of $5,753.

Forgiveness of related party accrued expenses

In connection with the securities transfer Agreement described above, affiliates of the of Sponsor forgave $60,556 of previously accrued expenses, of which $57,335 related to the Administrative Services Agreement described above and $3,221 relates to reimbursable expenses paid by the affiliate on behalf of the Company. As a result, a capital contribution of $60,556 was recorded as of December 31, 2023.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 5,675,000 and no Class A ordinary shares issued and outstanding, excluding 2,119,236 and 23,000,000 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 75,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Conversion of Class B shares

On January 18, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor, the holder of an aggregate of 5,650,000 of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (“Class B Shares”), elected to convert each outstanding Class B Share held by it on a one-for-one basis into Class A ordinary shares, par value $0.0001 per share (“Class A Shares”) of the Company, with immediate effect. Following such conversion, as of January 18, 2023, the Company had an aggregate of 28,650,000 Class A Shares issued and outstanding and 100,000 Class B Shares issued and outstanding. On June 28, 2023, holders of an aggregate of 25,000 of the remaining outstanding Class B Shares elected to convert their Class B Shares into Class A Shares. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, and among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO. The Company modified its balance sheet and statements of shareholders equity to reflect the impact of these conversions.

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

In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $8,800,000 and recorded $8,231,688 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A ordinary shares and the remaining balance of $568,312 was as a gain from extinguishment of liability allocated to warrant liabilities and is included in forgiveness of debt on the Company’s statements of operations. As of December 31, 2023 and 2022, the deferred underwriting fee payable is $0 and $8,800,000, respectively.

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through December 31, 2023, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of December 31, 2023, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to a fee in connection with the proposed Business Combination with Wejo which was terminated in June 2023

Consulting Agreements

The Company entered into nineteen consulting agreements through December 31, 2023.

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

As of December 31, 2023, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

For the years ended December 31, 2023 and December 31, 2022, the Company incurred $0 and $191,402 in fees for these services. As of December 31, 2023 and 2022, the Company had a balance of $0 and $42,181 in accounts payable and accrued expenses related to these services.

On July 24, 2023, the Company entered into a waiver agreement with the vendor which resulted in the forgiveness of $42,181 of the outstanding balance. This amount is reflected in forgiveness of debt on the statement of operations for the year ended December 31, 2023.

Advisory Agreement

On January 9, 2023, the company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of December 31, 2023, the Company had not recorded an expense for the delivery of these services.

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

Regulatory Communications

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

Deferred Legal Fee

The Company incurred $2,657,577 and $1,164,402 during the years ended December 31, 2023 and December 31, 2022, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees. During the year ended December 31, 2023, $3,730,114 is included in forgiveness of debt on the Company’s statements of operations.

As of December 31, 2023 and 2022, the Company had $234,849 and $1,377,385, respectively, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying balance sheets.

Forgiveness of debt

During the period ended December 31, 2023, the Company entered into various agreements with additional vendors forgiving $393,750 of outstanding amounts owed.

The aforementioned amounts are included in forgiveness of debt on the Company’s statements of operations.

Trust Account Receivable

In connection with the Extension Amendment, as described in Note 1, a clerical error resulted in the redeeming shareholders receiving an overpayment of approximately $0.04 per Class A ordinary share, for an aggregate total overpayment amount of $147,410 (the “Overpayment Amount”). As of December 31, 2023, there was $147,410 included in Trust Account receivable in the accompanying balance sheet. On April 3, 2024, the Overpayment Amount was deposited back into Trust Account. The trustee and the Company are in the process of claiming the Overpayment Amount from the shareholders that redeemed pursuant to the Extension Amendment.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in trust account	1	$23,332,031	$237,987,827

Liabilities:
Warrant liability – Public Warrants	1	287,500	249,550
Warrant liability – Private Placement Warrants	2	268,750	233,275

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of December 31, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $287,500 and $268,750, respectively, based on a fair value of $0.03 per warrant. As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $249,550 and $233,275, respectively, based on a fair value of $0.02 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,275	$249,550	$482,825
Change in fair value	35,475	37,950	73,425
Fair value as of December 31, 2023	$268,750	$287,500	$556,250

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	5,160,000	5,520,000	10,680,000
Change in fair value	(4,926,725)	(5,270,450)	(10,197,175)
Fair value as of December 31, 2022	$233,275	$249,550	$482,825

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of December 31, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023 and 2022.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the financial statements were issued. Based upon this review, the Company did not, other than the below identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On each of January 5, 2023, February 6, 2024, and March 6, 2024, the Company deposited an additional $60,000, for an aggregate of $180,000 into the trust extending the date of which the Company has to complete a Business Combination to March 29, 2024.

On February 29, 2024, Gordon Roth resigned as Chief Financial Officer of the Company and the Board appointed Joseph Tonnos as Chief Financial Officer of the Company, effective February 29, 2024. Mr. Roth’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

On April 3, 2024, the Overpayment Amount, as described in Note 8, was deposited back into Trust Account. The trustee and the Company are in the process of claiming the Overpayment Amount from the shareholders that redeemed pursuant to the Extension Amendment.

EXHIBIT INDEX

No.	Description of Exhibit
1.1+	Underwriting Agreement(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association(2)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association(3)
3.4	Amendment to the Amended and Restated Memorandum and Articles of Association dated September 7, 2023(4)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(2)
4.5	Description of Securities
10.1	Letter Agreement among the Registrant, TKB Sponsor I, LLC and each of the executive officers and directors of the Registrant(5)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(5)
10.3	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(2)
10.4	Registration Rights Agreement among the Registrant, TKB Sponsor I, LLC and the Holders signatory thereto(5)
10.5	Private Placement Warrants Purchase Agreement between the Registrant and TKB Sponsor I, LLC(2)
10.6	Form of Indemnity Agreement(1)
10.7	Securities Subscription Agreement between the Registrant and TKB Sponsor I, LLC(1)
10.8	Amendment to the Investment Management Trust Agreement, dated June 28, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(3)
10.9	Amended and Restated Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.10	Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.11	Form of Registration Rights Agreement(5)
10.12	Promissory Note Dated July 1, 2023(6)
14	Code of Business Conduct and Ethics(1)
31.1	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Claw-back Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.
(4)	Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed with the SEC on September 7, 2023
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2021.
(6)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2023.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION CO.

Date: April 11, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron roth	Co-Chief Executive Officer	April 11, 2024
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	April 11, 2024
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	April 11, 2024
Joseph Tonnos	(Principal Financial and Accounting Officer)

/s/ Adam Rothstein	Director	April 11, 2024
Adam Rothstein

/s/ Christopher Chawla	Director	April 11, 2024
Christopher Chawla

/s/ Sam Bradley	Director	April 11, 2024
Sam Bradley