Form 10-Q
period 2024-03-31
Roth CH Acquisition Co.
filed 2024-05-14
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	USTUF	None
Class A ordinary share, par value $0.0001 per share	USCTF	None
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	USTWF	None

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

As of May 10, 2024, there were 7,794,236 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROTH CH ACQUISITION CO.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION CO.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Cash	$9,128	$13,755
Prepaid expenses	-	38,141
Total Current Assets	9,128	51,896

Trust Account receivable	147,410	147,410
Cash and marketable securities held in Trust Account	23,817,744	23,332,031
TOTAL ASSETS	$23,974,282	$23,531,337

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$824,574	$660,952
Promissory note - related party	925,172	682,508
Total Current Liabilities	1,749,746	1,343,460

Warrant liabilities	313,725	556,250
Total Liabilities	2,063,471	1,899,710

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 2,119,236 shares issued and outstanding at redemption value of $11.31 and $11.08 per share at March 31, 2024 and December 31, 2023, respectively	23,965,154	23,479,441

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,675,000 shares issued or outstanding (excluding 2,119,236 shares subject to possible redemption) at March 31, 2024 and December 31, 2023)	568	568
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	7	7
Additional paid-in capital	6,621,851	7,107,564
Accumulated deficit	(8,676,769)	(8,955,953)
Total Shareholders’ Deficit	(2,054,343)	(1,847,814)

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$23,974,282	$23,531,337

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$269,054	$2,876,950
Loss from operations	(269,054)	(2,876,950)

Other income (expense):
Change in fair value of warrant liabilities	242,525	(2,854,675)
Interest income on marketable securities held in Trust Account	305,713	1,184,982
Commitment fee	-	(125,000)
Other income (expense), net	548,238	(1,794,693)

Net income (loss)	$279,184	$(4,671,643)

Basic and diluted weighted average shares outstanding, Class A ordinary redeemable shares	2,119,236	11,505,950

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.27)

Basic and diluted weighted average shares outstanding, Class A and B ordinary non-redeemable shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.27)

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(485,713)	-	(485,713)
Net income	-	-	-	-	-	279,184	279,184
Balance — March 31, 2024 (unaudited)	5,675,000	$568	75,000	$7	$6,621,851	$(8,676,769)	$(2,054,343)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,650,000	565	(5,650,000)	(565)	-	-	-
Sale of founder shares and private warrants by sponsor	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	(5,753)	-	(5,753)
Capital Contribution from commitment fee	-	-	-	-	125,000	-	125,000
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(125,000)	(1,059,982)	(1,184,982)
Net loss	-	-	-	-	-	(4,671,643)	(4,671,643)
Balance — March 31, 2023 (unaudited)	5,650,000	$565	100,000	$10	$-	$(16,214,348)	$(16,213,773)

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$279,184	$(4,671,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(305,713)	(1,184,982)
Change in fair value of warrant liabilities	(242,525)	2,854,675
Interest Expense	-	125,000
Changes in operating assets and liabilities:
Prepaid expenses	38,141	112,068
Accounts payable and accrued expenses	163,622	2,634,405
Net cash used in operating activities	(67,291)	(130,477)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(180,000)	-
Cash withdrawn from Trust Account in connection with redemption	-	181,923,809
Net cash (used in) provided by Investing activities	(180,000)	181,923,809

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	242,664	-
Advances from related party	-	250,000
Proceeds from Working Capital Advance (Note 5)	-	250,000
Payment of offering costs	-	(70,000)
Payment for redemptions of Class A ordinary shares	-	(181,923,809)
Net cash provided by (used in) financing activities	242,664	(181,493,809)

Net Change in Cash	(4,627)	299,523
Cash – Beginning	13,755	124,237
Cash – Ending	$9,128	$423,760

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$485,713	$1,184,982

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024
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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2024, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account (defined below).

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

Liquidity and Going Concern

As of March 31, 2024, the Company had $9,128 cash and a working capital deficit of $1,740,618. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. These shares were effectively canceled on July 7, 2023. As of the date of these condensed financial statements, the Company has deposited an aggregate of $540,000 into the trust account for a total of Nine Monthly Deposits, thereby extending the Business Combination period to March 29, 2024.

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company will be redeeming 90% of the Public Shares and providing each holder their pro rata share of the balance in the Trust Account. For more information on these proposals, please refer to the Company’s proxy statement dated March 28, 2024 (the “Proxy Statement”). It is anticipated that the liquidation of the trust account and related redemption will be effective as of May 23, 2024, subject to notice and/or approval by DTC and FINRA.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024 or for any future period.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,128 and $13,755 of operating cash as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. See Note 9 for valuation methodology of warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

As of March 31, 2024 and December 31, 2023, the Company had 7,794,236 Class A ordinary shares outstanding, of which 2,119,236 shares are Class A ordinary shares subject to redemption. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 2,119,236 of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2021	23,000,000	$234,600,000
Plus:
Re-measurement of carrying value to redemption value	-	3,387,827
Class A ordinary shares subject to possible redemption, December 31, 2022	23,000,000	237,987,827
Less:
Redemptions on January 31, 2023	(17,533,296)	(181,923,809)
Redemptions on June 28, 2023	(3,347,468)	(35,601,649)
Plus:
Trust Account receivable (Note 8)	-	147,410
Re-measurement of carrying value to redemption value	-	2,869,662
Class A ordinary shares subject to possible redemption at December 31, 2023	2,119,236	$23,479,441
Plus:
Re-measurement of carrying value to redemption value	-	485,713
Class A ordinary shares subject to possible redemption at March 31, 2024	2,119,236	$23,965,154

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$75,186	$203,998	$(3,114,966)	$(1,556,677)

Denominator:
Basic and diluted weighted average common shares outstanding	2,119,236	5,750,000	11,505,950	5,750,000
Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.27)	$(0.27)

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2024 and December 31, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Promissory Note, respectively.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. As of March 31, 2024 and December 31, 2023, there was $925,172 and $682,508 amounts outstanding under the 2023 Promissory Note, respectively.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $30,000, respectively, of fees for these services. On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing. As of March 31, 2024 and December 31, 2023, there was $0 included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. During 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

The Sponsor subsequently advanced $250,000 funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the Company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company’s public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. During 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000 and a contribution of capital by Sponsor of $5,753.

Forgiveness of related party accrued expenses

In connection with the securities transfer Agreement described above, affiliates of the of Sponsor forgave $60,556 of previously accrued expenses, of which $57,335 related to the Administrative Services Agreement described above and $3,221 relates to reimbursable expenses paid by the affiliate on behalf of the Company. As a result, a capital contribution of $60,556 was recorded during 2023.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 5,675,000 Class A ordinary shares issued and outstanding, excluding 2,119,236 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 75,000 Class B ordinary shares issued and outstanding.

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

In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $8,800,000.

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through December 31, 2023, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of March 31, 2024, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to a fee in connection with the proposed Business Combination with Wejo which was terminated in June 2023.

Consulting Agreements

The Company entered into nineteen consulting agreements through March 31, 2024.

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

As of March 31, 2024, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $0 in fees for these services. As of March 31, 2024 and December 31, 2023, the Company had a balance of $0 in accounts payable and accrued expenses related to these services.

On July 24, 2023, the Company entered into a waiver agreement with the vendor which resulted in the forgiveness of $42,181 of the outstanding balance.

Advisory Agreement

On January 9, 2023, the Company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of March 31, 2024 and December 31, 2023, the Company had not recorded an expense for the delivery of these services.

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

On October 16, 2023, the Company received written notice from Nasdaq that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 shareholders for continued listing on the Nasdaq Global Market. Additionally, as previously disclosed in the Company’s Current Report on Form 8-K filed on January 29, 2024, the Company received a notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end because the Company did not hold an annual meeting of shareholders within twelve months of its fiscal year ended December 31, 2022.

On April 15, 2024, the Company announced that it had notified Nasdaq of its decision to voluntarily delist its Class A Ordinary Shares, Units and Warrants exercisable for one Class A Ordinary Share at an exercise price of $11.50 from the Nasdaq Global Market. The Company filed a Form 25 with the SEC to remove its Class A Ordinary Shares, Units, and Warrants from listing on the Nasdaq Global Market on April 25, 2024 and as a result, the delisting is became effective on April 25, 2024. The Company will remain subject to such reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Deferred Legal Fee

The Company incurred $0 and $2,225,784 during the period ended March 31, 2024 and 2023, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees.

As of March 31, 2024 and December 31, 2023, the Company had $234,849, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying condensed balance sheets.

Trust Account Receivable

In connection with the Extension Amendment, as described in Note 1, a clerical error resulted in the redeeming shareholders receiving an overpayment of approximately $0.04 per Class A ordinary share, for an aggregate total overpayment amount of $147,410 (the “Overpayment Amount”). As of March 31, 2024, there was $147,410 included in Trust Account receivable in the accompanying balance sheet. On April 3, 2024, the Overpayment Amount was deposited back into the Trust Account. The trustee and the Company are in the process of claiming the Overpayment Amount from the shareholders that redeemed pursuant to the Extension Amendment.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in trust account	1	$23,817,744	$23,332,031

Liabilities:
Warrant liability – Public Warrants	1	162,150	287,500
Warrant liability – Private Placement Warrants	2	151,575	268,750

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of March 31, 2024, the aggregate values of the Public Warrants and Private Placement Warrants were $162,150 and $151,575, respectively, based on a fair value of $0.01 per warrant. As of December 31, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $287,500 and $268,750, respectively, based on a fair value of $0.03 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$268,750	$287,500	$556,250
Change in fair value	(117,175)	(125,350)	(242,525)
Fair value as of March 31, 2024	$151,575	$162,150	$313,725

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,275	$249,550	$482,825
Change in fair value	1,379,225	1,475,450	2,854,675
Fair value as of March 31, 2023	$1,612,500	$1,725,000	$3,337,500

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of March 31, 2024 and December 31, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2024 and December 31, 2023.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the condensed financial statements were issued. Based upon this review, the Company did not, other than the below identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 3, 2024, the Overpayment Amount, as described in Note 8, was deposited back into Trust Account. The trustee and the Company are in the process of claiming the Overpayment Amount from the shareholders that redeemed pursuant to the Extension Amendment.

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company will be redeeming 90% of the Public Shares and providing each holder their pro rata share of the balance in the Trust Account. For more information on these proposals, please refer to the Company’s proxy statement dated March 28, 2024 (the “Proxy Statement”). It is anticipated that the liquidation of the trust account and related redemption will be effective as of May 23, 2024, subject to notice and/or approval by DTC and FINRA.

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

Terminated Business Combination

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

On June 28, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved a proposal (the “Second Extension Amendment Proposal”) to amend the Company’s Amended and restated memorandum and articles of association (the “Articles”) to extend the date that the Company has to consummate a business combination from June 29, 2023 to October 29, 2024 (the “Extension Amendment”). The shareholders also approved a proposal (the “Second Trust Agreement Amendment Proposal”) to amend the Company’s Trust Agreement, to make a corresponding extension to the date by which the Trustee is obligated to liquidate the trust account to the later of (A) June 29, 2023 provided that the Company may extend such date, monthly, up to October 29, 2024 (i.e.: 36 months after the closing of the IPO provided that the Sponsor or its designee deposits the Monthly Deposit (as defined below) into the trust account), or (B) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association. The term “Monthly Deposit” is defined in the Amendment to mean an amount equal to the lesser of (x) $60,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,347,468 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $35,601,649. As of the date of these condensed financial statements, the Company has deposited an aggregate of $540,000 into the trust account for a total of nine Monthly Deposits, thereby extending the Business Combination period to March 29, 2024.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (“Lender”), which provides for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 27, 2023, the Company had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note is non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note will be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination does not close, the commitment fee will not be paid. During 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

For the three months ended March 31, 2024, we had net income of $279,184 which consists of interest earned on marketable securities held in the Trust Account of $305,713 and the change in fair value of warrant liabilities of $242,525, offset by operational costs of $269,054.

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

For the three months ended March 31, 2024, net cash used in operating activities was $67,291. Net income of $279,184 was adjusted by $305,713 of interest income on marketable securities held in trust and a $242,525 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $201,763 of cash for operating activities.

For the three months ended March 31, 2023, net cash used in operating activities was $130,477. Net loss of $4,671,643 was adjusted by $1,184,982 of interest income on marketable securities held in trust, $2,854,675 change in fair value of warrant liabilities, $125,000 of interest expense, and $2,746,473 changes in operating assets and liabilities.

As of March 31, 2024, we had marketable securities held in the trust account of $23,817,744 (including approximately $1,661,537 of interest income and unrealized gains) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2024, we had cash of $9,128 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. As of March 31, 2024, the Company had drawn $925,172 on the 2023 Promissory Note and had $74,828 available to be drawn.

We expect that we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the condensed financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). As a result of the Third Amendment, the Company distribute all remaining sums in the trust account to shareholders and also permit shareholders to retain 10% of their shares, after subtracting amounts for taxes and up to $100,000 for dissolution expenses.

The Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern”. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Significant estimates include the fair value of warrant liabilities, which requires a Black-Scholes model to fair value the warrants. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. See Note 9 for valuation methodology of warrants.

Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A Shares in the aggregate. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2023, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. As of the date of this Quarterly Report, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023:

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

ROTH CH ACQUISITION CO.

Date: May 14, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron Roth	Co-Chief Executive Officer	May 14, 2024
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	May 14, 2024
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	May 14, 2024
Joseph Tonnos	(Principal Financial and Accounting Officer)

/s/ Adam Rothstein	Director	May 14, 2024
Adam Rothstein

/s/ Christopher Bradley	Director	May 14, 2024
Christopher Bradley

/s/ Sam Chawla	Director	May 14, 2024
Sam Chawla