Form 10-Q
period 2024-06-30
Roth CH Acquisition Co.
filed 2024-08-14
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 5,836,553 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROTH CH ACQUISITION CO.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION CO.
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Cash	$78,787	$13,755
Prepaid expenses	12,750	38,141
Total Current Assets	91,537	51,896

Trust Account receivable	-	147,410
Cash and marketable securities held in Trust Account	-	23,332,031
TOTAL ASSETS	$91,537	$23,531,337

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$808,463	$660,952
Promissory note - related party	1,109,412	682,508
Total Current Liabilities	1,917,875	1,343,460

Warrant liabilities	26,700	556,250
Total Liabilities	1,944,575	1,899,710

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 0 and 2,119,236 shares issued and outstanding at redemption value of $0 and $11.08 per share at June 30, 2024 and December 31, 2023, respectively	-	23,479,441

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,836,553 and 5,675,000 shares issued or outstanding (excluding 0 and 2,119,236 shares subject to possible redemption) at June 30, 2024 and December 31, 2023)	584	568
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	7	7
Additional paid-in capital	6,592,111	7,107,564
Accumulated deficit	(8,445,740)	(8,955,953)
Total Shareholders’ Deficit	(1,853,038)	(1,847,814)

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$91,537	$23,531,337

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$185,720	$760,250	$454,774	$3,637,200
Loss from operations	(185,720)	(760,250)	(454,774)	(3,637,200)

Other income (expense):
Change in fair value of warrant liabilities	287,025	2,712,275	529,550	(142,400)
Interest income on cash and marketable securities held in Trust Account	129,724	682,573	435,437	1,867,555
Forgiveness of Debt	-	4,649,995	-	4,649,995
Commitment fee	-	-	-	(125,000)
Other income, net	416,749	8,044,843	964,987	6,250,150

Net income	$231,029	$7,284,593	$510,213	$2,612,950

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	1,047,974	5,466,704	1,583,605	8,469,644

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.03	$0.65	$0.07	$0.18

Basic and diluted weighted average shares outstanding, Class A and B non-redeemable ordinary shares	5,831,664	5,750,000	5,822,425	5,750,000

Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.03	$0.65	$0.07	$0.18

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(485,713)	-	(485,713)
Net income	-	-	-	-	-	279,184	279,184
Balance — March 31, 2024 (unaudited)	5,675,000	$568	75,000	$7	$6,621,851	$(8,676,769)	$(2,054,343)
Reclassification of Class A Redeemable Shares	161,553	16	-	-	(16)	-	-
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(29,724)	-	(29,724)
Net income	-	-	-	-	-	231,029	231,029
Balance — June 30, 2024 (unaudited)	5,836,553	$584	75,000	$7	$6,592,111	$(8,445,740)	$(1,853,038)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,650,000	565	(5,650,000)	(565)	-	-	-
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	(5,753)	-	(5,753)
Capital Contribution from commitment fee (Note 5)	-	-	-	-	125,000	-	125,000
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(125,000)	(1,059,982)	(1,184,982)
Net loss	-	-	-	-	-	(4,671,643)	(4,671,643)
Balance — March 31, 2023 (unaudited)	5,650,000	$565	100,000	$10	$-	$(16,214,348)	$(16,213,773)
Conversion of Class B ordinary shares to Class A ordinary shares	25,000	3	(25,000)	(3)	-	-	-
Reduction of deferred underwriting fee	-	-	-	-	8,231,688	-	8,231,688
Capital contribution from forgiveness of related party expenses (Note 5)	-	-	-	-	60,556	-	60,556
Capital contribution from Wejo Assignment and assumption agreement (Note 5)	-	-	-	-	250,000	-	250,000
Capital contribution from Working Capital Advance (Note 5)	-	-	-	-	250,000	-	250,000
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(742,574)	-	(742,574)
Net income	-	-	-	-	-	7,284,593	7,284,593
Balance — June 30, 2023 (unaudited)	5,675,000	$568	75,000	$7	$8,049,670	$(8,929,755)	$(879,510)

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$510,213	$2,612,950
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(435,437)	(1,867,555)
Change in fair value of warrant liability	(529,550)	142,400
Forgiveness of debt	-	(4,649,995)
Interest expense	-	125,000
Changes in operating assets and liabilities:
Prepaid expenses	25,391	175,801
Accounts payable and accrued expenses	147,511	2,915,163
Accrued offering costs	-	(8,000)
Net cash used in operating activities	(281,872)	(554,236)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(327,410)	(60,000)
Cash withdrawn from Trust Account for working capital	100,000	-
Cash withdrawn from Trust Account in connection with redemption	23,994,878	181,923,809
Due to redeeming shareholders	-	35,601,649
Trust receivable	147,410	-
Net cash provided by Investing activities	23,914,878	217,465,458

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	426,904	-
Advances from related party	-	310,000
Proceeds from Working Capital Advance	-	250,000
Payment of offering costs	-	(70,000)
Redemption of ordinary shares	(23,994,878)	(217,525,458)
Net cash used in financing activities	(23,567,974)	(217,035,458)

Net Change in Cash	65,032	(124,236)
Cash – Beginning	13,755	124,237
Cash – Ending	$78,787	$1

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$515,437	$1,927,556
Deferred underwriting fee payable written-off	$-	$8,231,688
Forgiveness of debt from related parties	$-	$560,556

The accompanying notes are an integral part of these condensed financial statements.

ROTH CH ACQUISITION CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024
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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2024, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account up to the termination of the Trust Account (defined below).

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

Following the closing of the IPO on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination; and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”); and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by October 29, 2024 (or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to its Articles) (the “Combination Period”). On April 29, 2024, pursuant to the Third Amendment, as described below, the Trust Account was voluntarily liquidated and the provisions in the Articles requiring that an initial business combination be completed within the Combination Period and other SPAC-related provisions (collectively, the “SPAC Provisions”) were eliminated.

Prior to the effectiveness of the Third Amendment, the Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. Prior to the effectiveness of the Third Amendment, the Company was required to complete an initial business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial business combination and could only complete an initial business combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Prior to the effectiveness of the Third Amendment, the Company was required to provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The public shareholder will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.20 per Public Share initially, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and which interest shall be net of taxes payable), calculated as of two business days prior to the completion of the initial business combination. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. In connection with the approval of the Third Amendment to remove the SPAC Provisions, the Company revised the Articles to allow shareholders of the Company to obtain their pro rata distribution of funds held in the Trust Account and also retain ten (10%) percent of their shares upon liquidation of the Trust Account.

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

On each of January 5, 2024, February 6, 2024, and March 6, 2024, the Company deposited an additional $60,000, for an aggregate of $180,000, into the trust extending the date of which the Company has to complete a Business Combination to March 29, 2024.

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

On April 3, 2024, the Overpayment Amount, as described in Note 8, was deposited back into Trust Account.

On April 15, 2024, Roth CH Acquisition Co. (the “Company”) announced that it had notified the Nasdaq Stock Market LLC (“Nasdaq”) of its decision to voluntarily delist its Class A Ordinary Shares, Units and Warrants exercisable for one Class A Ordinary Share at an exercise price of $11.50 from the Nasdaq Global Market. The Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to remove its Class A Ordinary Shares, Units, and Warrants from listing on the Nasdaq Global Market on April 25, 2024 and as a result, the delisting became effective on April 25, 2024. The Company remains subject to such reporting obligations under Sections 13 and 15(d) of the Exchange Act. Following the delisting, the Company has its Class A Ordinary Shares, Units, and Warrants quoted on a market operated by OTC Markets Group Inc. (the “OTC”) so that a trading market may continue to exist for such securities.

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company redeemed 90% of the Public Shares and provided each holder their pro rata share of the balance in the Trust Account. The trust liquidation was effective May 15, 2024.

Liquidity and Going Concern

As of June 30, 2024, the Company had $78,787 cash and a working capital deficit of $1,826,338. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 27, 2023, the Company’s shareholders approved an amendment to the Articles to extend the end of the Combination Period from January 29, 2023 to June 29, 2023 (the “Extension”). The shareholders also approved an amendment to the Company’s Trust Agreement, to make a corresponding extension to the date the Company must commence liquidation of the Trust Account from January 29, 2023 to June 29, 2023. On January 31, 2023, in connection with the vote to approve the Extension, the holders of 17,533,296 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $181.9 million.

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

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company redeemed 90% of the Public Shares and provided each holder their pro rata share of the balance in the Trust Account.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $78,787 and $13,755 of operating cash as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of June 30, 2024, the Trust account was fully liquidated. As of December 31, 2023, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

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

Class A Ordinary Shares Subject to Possible Redemption

As of June 30, 2024 and December 31, 2023, the Company had 5,836,553 and 7,794,236 Class A ordinary shares outstanding, of which zero and 2,119,236 shares are Class A ordinary shares subject to redemption, respectively. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, zero and 2,119,236 of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption, classified as temporary equity in the condensed balance sheets, are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2023	2,119,236	$23,479,441
Plus:
Re-measurement of carrying value to redemption value	-	485,713
Class A ordinary shares subject to possible redemption at March 31, 2024	2,119,236	$23,965,154
Less:
Redemptions	(1,957,683)	(23,994,878)
Reclassification of Class A redeemable shares	(161,553)	-
Plus:
Re-measurement of carrying value to redemption value	-	29,724
Class A ordinary shares subject to possible redemption at June 30, 2024	-	$-

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$35,193	$195,836	$3,550,304	$3,734,289	$109,097	$401,116	$1,556,351	$1,056,599
Denominator:
Basic and diluted weighted average common shares outstanding	1,047,974	5,831,664	5,466,704	5,750,000	1,583,605	5,822,425	8,469,644	5,750,000
Basic and diluted net income per common share	$0.03	$0.03	$0.65	$0.65	$0.07	$0.07	$0.18	$0.18

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2024 and December 31, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Forward Purchase Agreements

The Company entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (the “Forward Purchasers”) on August 13, 2021, and August 4, 2021, respectively. The Forward Purchase Agreements provide, at the Company’s option, for the aggregate purchase of up to 9,600,000 Class A ordinary shares and 4,800,000 warrants to purchase Class A ordinary shares for an aggregate price of $96.0 million ($10.00 for one Class A ordinary share and one half of one warrant), in private placements that will close concurrently with the closing of the initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares and Public Warrants included in the Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval. The forward purchase agreement was terminated effective October 24, 2023.

Promissory Note – Related Party

In April 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022, or the consummation of the IPO. On October 29, 2021, the Company repaid the Sponsor $300,000 for amounts outstanding under the Promissory Note. However, the promissory note balance on October 29, 2021 was $279,597 and, as such, the Company recorded a $20,403 related party receivable for the over-payment. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Promissory Note, respectively.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. On August 8, 2024, the Company amended the terms of the 2023 Promissory Note to increase the aggregate principal amount that may be borrowed to $2,000,000 and to extend the maturity to June 30, 2025. As of June 30, 2024 and December 31, 2023, there was $1,109,412 and $682,508 amounts outstanding under the 2023 Promissory Note, respectively.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company will pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 of fees for these services, respectively. On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing. As of June 30, 2024 and December 31, 2023, there no amounts included in accrued expenses in the accompanying condensed balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

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

The Sponsor subsequently advanced $250,000 funds to the Company’s for working capital purposes. The advance is non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. The warrants and shares, the Company estimated the fair value of the 83,250 Founder Shares and 250,000 Private Warrants was $294,289 and $7,500, respectively, for an aggregate $301,789 on January 5, 2023. The fair value of the Founder Shares was determined using the value of the Class A Units, reduced by the probability of no acquisition and by a discount for a lack of marketability with a volatility of 107.88%, risk-free rate of 4.78% and a stock price of $10.33 as of the valuation date of January 5, 2023. The Private Placement Warrants were valued at $0.03 per warrant, which was the closing price of the Company’s public warrants on January 5, 2023. The Company utilized this value as Private Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW (See Note 9). As a result, there was a loss on the sale of the shares and warrants of $6,789. During the six-months ended June 30, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000 and a contribution of capital by Sponsor of $5,753.

Forgiveness of related party accrued expenses

In connection with the securities transfer Agreement described above, affiliates of the of Sponsor forgave $60,556 of previously accrued expenses, of which $57,335 related to the Administrative Services Agreement described above and $3,221 relates to reimbursable expenses paid by the affiliate on behalf of the Company. As a result, a capital contribution of $60,556 was recorded during the six-months ended June 30, 2023.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 5,836,553 and 5,675,000 Class A ordinary shares issued and outstanding, excluding zero and 2,119,236 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 75,000 Class B ordinary shares issued and outstanding.

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

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through June 30, 2024, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of June 30, 2024, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to any fee.

Consulting Agreements

The Company entered into nineteen consulting agreements through June 30, 2024.

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

As of June 30, 2024, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

On October 7, 2022, the Company terminated the original agreement and entered into a new agreement with the vendor, pursuant to which the Company agreed to pay the vendor $125 per hour and the Sponsor agreed to assigned 23,883 Class B ordinary shares to the vendor, effective upon the completion of a successful business combination.

For the three and six months ended June 30, 2024 and 2023, the Company incurred $0 in fees for these services. As of June 30, 2024 and December 31, 2023, the Company had a balance of $0 in accounts payable and accrued expenses related to these services. On July 24, 2023, the Company entered into a waiver agreement with the vendor which resulted in the forgiveness of $42,181 of the outstanding balance.

Advisory Agreement

On January 9, 2023, the Company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of June 30, 2024 and December 31, 2023, the Company had not recorded an expense for the delivery of these services.

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

On April 15, 2024, the Company announced that it had notified Nasdaq of its decision to voluntarily delist its Class A Ordinary Shares, Units and Warrants exercisable for one Class A Ordinary Share at an exercise price of $11.50 from the Nasdaq Global Market. The Company filed a Form 25 with the SEC to remove its Class A Ordinary Shares, Units, and Warrants from listing on the Nasdaq Global Market on April 25, 2024 and as a result, the delisting is became effective on April 25, 2024. The Company will remain subject to such reporting obligations under Sections 13 and 15(d) of the Exchange Act. Following the delisting, the Company has its Class A Ordinary Shares, Units, and Warrants quoted on a market operated by OTC Markets Group Inc. (the “OTC”) so that a trading market may continue to exist for such securities.

Deferred Legal Fee

The Company incurred $0 and $431,793 during the three months ended June 30, 2024 and 2023, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination. The Company incurred $0 and $2,657,577 during the six months ended June 30, 2024 and 2023, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees.

As of June 30, 2024 and December 31, 2023, the Company had $234,849, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying condensed balance sheets.

Trust Account Receivable

In connection with the Extension Amendment, as described in Note 1, a clerical error resulted in the redeeming shareholders receiving an overpayment of approximately $0.04 per Class A ordinary share, for an aggregate total overpayment amount of $147,410 (the “Overpayment Amount”). As of June 30, 2024, there was $0 included in Trust Account receivable in the accompanying balance sheet. On April 3, 2024, the Overpayment Amount was deposited back into the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$-	$23,332,031

Liabilities:
Warrant liability – Public Warrants	2	13,800	287,500
Warrant liability – Private Placement Warrants	2	12,900	268,750

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

As of June 30, 2024, the aggregate values of the Public Warrants and Private Placement Warrants were $13,800 and $12,900, respectively, based on a fair value of $0.0012 per warrant. As of December 31, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $287,500 and $268,750, respectively, based on a fair value of $0.03 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$268,750	$287,500	$556,250
Change in fair value	(117,175)	(125,350)	(242,525)
Fair value as of March 31, 2024	$151,575	$162,150	$313,725
Change in fair value	(138,675)	(148,350)	(287,025)
Fair value as of June 30, 2024	$12,900	$13,800	$26,700

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,275	$249,550	$482,825
Change in fair value	1,379,225	1,475,450	2,854,675
Fair value as of March 31, 2023	$1,612,500	$1,725,000	$3,337,500
Change in fair value	(1,310,425)	(1,401,850)	(2,712,275)
Fair value as of June 30, 2023	$302,075	$323,150	$625,225

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of June 30, 2024 and December 31, 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $13,800 from level 1 to level 2 during the six months ended June 30, 2024 due to insufficient trading volume. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2023.

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 8, 2024, the Company amended the terms of the 2023 Promissory Note to increase the aggregate principal amount that may be borrowed to $2,000,000 and to extend the maturity to June 30, 2025.

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

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO (collectively, the “SPAC Provisions”). In connection with the implementation of the Third Amendment, the Company redeemed 90% of the Public Shares and provided each holder their pro rata share of the balance in the Trust Account. The trust liquidation was effective May 15, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $231,029 which consists of interest earned on marketable securities held in the Trust Account of $129,724 and the change in fair value of warrant liabilities of $287,025, offset by operational costs of $185,720.

For the six months ended June 30, 2024, we had net income of $510,213 which consists of interest earned on marketable securities held in the Trust Account of $435,437 and the change in fair value of warrant liabilities of $529,550, offset by operational costs of $454,774.

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

For the six months ended June 30, 2024, net cash used in operating activities was $281,872. Net income of $510,213 was adjusted by $435,437 of interest income on marketable securities held in trust and a $529,550 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $172,902 of cash for operating activities.

For the six months ended June 30, 2023, net cash used in operating activities was $554,236. Net income of $2,612,950 was adjusted by $1,867,555 of interest income on marketable securities held in trust, $4,649,995 of forgiveness of debt, $142,400 change in fair value of warrant liabilities, $125,000 of interest expense and $3,082,964 changes in operating assets and liabilities.

As of June 30, 2024, the Trust account was fully liquidated.

As of June 30, 2024, we had cash of $78,787. We intend to use the funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. On August 8, 2024, the Company amended the terms of the 2023 Promissory Note to increase the aggregate principal amount that may be borrowed to $2,000,000 and to extend the maturity to June 30, 2025. As of June 30, 2024, the Company had drawn $1,109,412 on the 2023 Promissory Note and had $890,588 available to be drawn.

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

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). As a result of the Third Amendment, the Company distributed all remaining sums in the trust account to shareholders and also permitted shareholders to retain 10% of their shares, after subtracting amounts for taxes and up to $100,000 for dissolution expenses.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of the initial public offering were entitled to a deferred fee $8,800,000. The deferred fee would have become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completed our initial business combination, subject to the terms of the underwriting agreement. In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024, the Company had no ordinary shares subject to possible redemption. At December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A Shares in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and approval process of shareholder redemptions, including making greater use of third-party professionals with whom we consult regarding accounting applications. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
3.1	Amended and Restated Memorandum and Articles of Association of TKB Critical Technologies 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.2	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and TKB Critical Technologies 1 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2023).

31.1*	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROTH CH ACQUISITION CO.

Date: August 14, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron Roth	Co-Chief Executive Officer	August 14, 2024
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	August 14, 2024
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	August 14, 2024
Joseph Tonnos	(Principal Financial and Accounting Officer)

/s/ Adam Rothstein	Director	August 14, 2024
Adam Rothstein

/s/ Christopher Bradley	Director	August 14, 2024
Christopher Bradley

/s/ Sam Chawla	Director	August 14, 2024
Sam Chawla