Form 10-K
period 2024-12-31
Roth CH Acquisition Co.
filed 2025-03-28
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40959

ROTH CH ACQUISITION CO.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1601095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Collins Avenue; Suite 402 Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,847, computed by reference to the closing price of the Class A ordinary shares reported on the OTC Markets on such date of $0.03.

As of March 27, 2025, there were 45,203,220 Class A ordinary shares, par value $0.0001 per share, and 75,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference

None

ROTH CH ACQUISITION CO.

Annual Report on Form 10-K for the year ended December 31, 2024

i

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an alternate target business or businesses to complete an initial business combination if we do not complete the Business Combination;

●	our ability to complete the Business Combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete the Business Combination;

●	our pool of prospective target businesses if we do not complete the Business Combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities if we do not complete the Business Combination;

●	the liquidity and trading of our public securities; or

●	our financial performance.

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

Recent Developments – Business Combination Agreement

On January 28, 2025, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Roth CH Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (the “Domestication Sub”), Roth CH Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and SharonAI Inc., a Delaware corporation (“SharonAI Inc.”).

SharonAI Inc. is a holding company formed to acquire various assets focused on or in the high performance computing (“HPC”) industry, specifically the artificial intelligence field of technology, and on the acquisition of the infrastructure and technology associated with the development and delivery of HPC services to users and applications which require both large amounts of graphic processing units and central processing units combined with expertise in data storage.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

(1) At least one Business Day prior to the Closing Date and on the terms and subject to the conditions of the Business Combination Agreement, the Company shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of a merger (the “Domestication Merger”) of the Company with and into Domestication Sub, with the Domestication Sub as the surviving company (the “Domesticated Parent”) pursuant to the Companies Act (As Revised) of the Cayman Islands and the applicable provisions of the Delaware General Corporation Law, as amended. Upon the Domestication Merger, Domesticated Parent shall change its name to “SharonAI Holdings, Inc.”, and, thereafter

(2) (a) the Merger Sub shall be merged with and into SharonAI, (b) the separate corporate existence of Merger Sub shall thereupon cease, and SharonAI shall be the Surviving Corporation, and (c) the Surviving Corporation shall become a wholly-owned Subsidiary of the Domesticated Parent (the “Acquisition Merger”).

The Aggregate Merger Consideration is 560,835,633 shares of Common Stock of the Domesticated Parent to be issued at the closing of the Business Combination. Completion of the Business Combination is subject to the satisfaction or waiver, where permissible, of various conditions to closing.

Corporate History

Formation and Initial Public Offering. On October 29, 2021, we consummated our initial public offering of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share (the “Class A Shares”) and one-half of one warrant to purchase a Class A Share (the “Public Warrants”). Simultaneously with the closing of our initial public offering, we consummated the sale of 10,750,000 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to our former sponsor, TKB Sponsor I, LLC, (the “Former Sponsor”) generating proceeds of $10,750,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the Private Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Our Units commenced public trading on October 27, 2021 on the Nasdaq Stock Market LLC, and our Class A Shares and Public Warrants commenced separate public trading on December 17, 2021. On April 25, 2024, the Company voluntarily delisted its securities from Nasdaq and they began being quoted on the OTC Markets. Our Class A Shares and Public Warrants are each quoted on the OTC Markets under the symbols “USCTF,” “and “USTWF,” respectively.

Securities Transfer Agreement and Name Change. On June 25, 2023, the Company, the Former Sponsor, each independent director of the Company, and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “New Sponsor”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which the Former Sponsor and the former directors of the Company sold to the Buyers, an aggregate of 4,312,500 Ordinary Shares consisting of 4,237,500 Class A Shares and 75,000 Class B Shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Following the closing of the Transaction, the Former Sponsor has certain continuing rights, including a right of first refusal to repurchase the Transferred Securities in certain circumstances as set forth in the Agreement and the right to invest up to 25% of certain financings. The Transaction was consummated on June 28, 2023.

Termination of Status as a SPAC.

The Company originally extended the time that it had to complete an initial business combination by depositing an aggregate of $540,000 into the trust account for a total of nine Monthly Deposits. On April 29, 2024, the Company held an extraordinary general meeting at which shareholders approved a proposal to amend and restate the Company’s Articles of to remove the provisions applicable to special purpose acquisition companies including the requirement to redeem and cancel 100% of the Company’s Class A ordinary shares sold in the Company’s initial public offering following distribution of the funds held in the Company’s Trust Account (the “Amendment Proposal”). The purpose of the Amendment Proposal was to remove the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s public shares following distribution of the funds held in the Company’s Trust Account established in connection with the IPO and revise the provisions to allow shareholders of the Company to obtain their pro rata distribution of funds remaining in the Trust Account and also retain ten (10%) percent of their shares upon liquidation of the Trust Account. Shareholders approved the Amendment Proposal on April 29, 2024. As a result, the Trust Account was liquidated.

Initial Business Combination

Since our initial public offering, we have evaluated over 350 potential target businesses including SharonAI. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and a review of financial and other information that was made available to us.

Our Business Combination Process

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our New Sponsor, officers or directors although SharonAI is not affiliated. In the event we do not complete the proposed Business Combination, and instead seek to complete an initial business combination with a company that is affiliated with our New Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such other entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our sponsor, directors and officers are, or may become, affiliated with entities that are engaged in a business similar to our company. Our Sponsor, directors and officers are not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies (including special purpose acquisition companies similar to our company), including in connection with their initial business combinations, prior to us completing our initial business combination. However, we do not believe that any such potential conflicts of interest would materially affect our ability to complete the Business Combination.

Competition

If we are unable to complete the Business Combination with SharonAI, we expect to encounter competition in identifying, evaluating and selecting a target business for our alternate business combination, from other entities having a business objective similar to ours, including from special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an alternate business combination.

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

Our executive offices are located at 2340 Collins Avenue, Suite 402, Miami Beach Florida 33139 and our phone number is (949) 720-7133. Our corporate website address is www.rothch.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

As a result of the material weaknesses identified by our management and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or its ability to complete an initial business combination.

While we intend on seeking shareholder approval of the Business Combination, holders of our founder shares will participate in such vote, which means we may obtain shareholder approval of the Business Combination even though a majority of our public shareholders may not support such a combination.

While we intend to seek shareholder approval of the Business Combination, we may choose not to hold a shareholder vote to approve any alternate business combination if the business combination would not require shareholder approval under applicable law. Except as required by applicable law, the decision as to whether we will seek shareholder approval of the proposed Business Combination or any other business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete the Business Combination even if a majority of our public shareholders do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. Because our Sponsor, initial shareholders and management team own approximately 81% of our issued and outstanding ordinary shares, they will be able to approve the business combination even if no public shares are voted in favor of the business combination.

Our initial shareholders own approximately 81% of our issued and outstanding ordinary shares. Pursuant to letter agreements with us, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. In addition, in connection with the execution of the Business Combination Agreement, our Sponsor and our officers and directors agreed with SharonAI that they would vote their ordinary shares in favor of the Business Combination.

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

We will depend on loans from our Sponsor or management team or other equity investments or debt to complete our initial Business Combination.

As of December 31, 2024, we had cash of $6,738 to fund our working capital requirements. We believe that the funds available to us are not sufficient to allow us to operate until we complete our Business Combination. We expect to incur significant costs in pursuit of our acquisition plans.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine and to imprisonment for five years in the Cayman Islands.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our Business Combination or another business combination, and our results of operations.

You will be unable to ascertain the merits or risks of any particular target business’s operations.

Upon completion of the Business Combination, we will be affected by the risks inherent in the business and operations of our target entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A ordinary shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If we do not complete the Business Combination with SharonAI, we may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

While we intend on completing our Business Combination with SharonAI, if we do not and we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We have entered into a Business Combination Agreement with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

The target company in our Business Combination Agreement is a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable (if at all) as we believed at the time of signing the agreement to acquire such private company or that fails to meet the projections upon which our valuation may be based.

If we do not complete our Business Combination with SharonAI, we may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. To the extent we were unable to implement such improvements or our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

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

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: (i) the underwriting agreement; (ii) the letter agreement among us and our initial shareholders, sponsor, officers and directors; and (iii) the registration rights agreement among us and our initial shareholders; (iv) the private placement warrants purchase agreement between us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the contains certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders and our management team. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including facilitating our initial business combination. It may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of the Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. Such agreement may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete the Business Combination or any alternate business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

In the Business Combination Agreement with SharonAI, we have agreed to take commercially reasonable efforts to obtain an investment of equity or debt securities of an amount in excess of $5 million.

While it is not a condition to closing of the Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business in the future. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination.

Our Sponsor and initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor initial shareholders own approximately 81% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. If our Sponsor initial shareholders purchase any additional Class A Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor, initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We must furnish our shareholders with target business financial statements.

The federal proxy rules require that the proxy statement with respect to the vote on the Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be, required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances. Preparation of these financial statements may delay the timing at which the Business Combination may be completed.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of the Business Combination or any alternate business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine such as SharonAI, we cannot assure you that this diligence will identify all material issues that may be present with the target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside such other target business’s control and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination or any alternate business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Business Combination or an alternate business combination, our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time, attention and substantial costs for accountants, attorneys and others. If we are unable to complete the Business Combination or an alternate business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete an initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete a business combination, our warrants will expire worthless.

Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. However the role of our key personnel, should we pursue an alternate target business cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business including SharonAI, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If we effect our initial business combination with a company with operations located outside of the United States such as SharonAI, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target business with operations or opportunities outside of the United States such as SharonAI for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations. Furthermore, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

We have agreed to indemnify our officers, directors and advisors to the fullest extent permitted by law. However, any indemnification provided will be able to be satisfied by us only if we have sufficient funds. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

If we do not complete the Business Combination with SharonAI, we may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If we do not complete the Business Combination with SharonAI, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our Sponsor or officers may form other blank check companies including special purpose acquisition corporations in the future, which may occur prior to our completing our Business Combination and could cause conflicts of interest.

Our Sponsor or our officers may sponsor or form other blank check companies including special purpose acquisition companies in the future, which may occur prior to completion of our Business Combination. Any such companies may pursue similar targets and compete with us for business combination opportunities. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. Consequently, we may be precluded from procuring such opportunities and such opportunities may be presented to such other companies instead of us. However, we do not currently expect any other blank check company would materially affect our ability to complete the Business Combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Business Combination, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

If we do not complete the Business Combination, we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, if we do not complete the Business Combination, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if an initial business combination is not completed and we decide to liquidate, a conflict of interest may exist in determining whether the Business Combination or an alternate business combination target is appropriate for our initial business combination.

On April 29, 2021, our Former Sponsor paid $25,000 to purchase 5,750,000 founder shares, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by the Former Sponsor, the Company had no assets, tangible or intangible. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Former Sponsor purchased an aggregate of 10,750,000 warrants, at a price of $1.00 per private placement warrant, each exercisable for one Class A Share at $11.50 per share, for an aggregate purchase price of $10,750,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. In connection with the Transaction, the Sponsor purchased 4,312,500 founders shares and 8,062,500 private placement warrants from the Former Sponsor for $1.00 The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to our Securities

Holders of our Class A Shares are not entitled to vote on any appointment of directors prior to our initial business combination.

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

Our ordinary shares are categorized as a “penny stock,” which may make it more difficult for investors to sell their ordinary shares due to suitability requirements.

After our voluntary delisting from Nasdaq, our ordinary shares are categorized as a “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our ordinary shares, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our ordinary shares, or may adversely affect the ability of shareholders to sell their shares.

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

We believe we were a PFIC for our taxable year ended December 31, 2024 and we may be classified as a PFIC for the current taxable year. Our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of our Class A Shares). Further, our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year.

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

As is contemplated by the Business Combination Agreement, we may, in connection with an alternate business combination, re-domicile or reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A Shares that they hold (including Class A Shares into which their Class B Shares are convertible), holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A Shares issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A Shares issuable upon conversion of such warrants. We will bear the cost of registering these securities.

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

The Business Combination Agreement requires that we a significant amount of additional shares to complete such initial business combination and any alternative business combination agreement would require the same. In addition, we may issue such shares under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon the conversion of the Class B Shares at a ratio greater than one-to-one at the time of such initial business combination as a result of the anti-dilution provisions contained in our Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorize the issuance of up to 200,000,000 Class A Shares, par value $0.0001 per share, 20,000,000 Class B Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there are 5,836,553 and 75,000 issued and outstanding Class A Shares and Class B Shares, respectively. The Class B Shares are automatically convertible into Class A Shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our memorandum and articles of association, including in certain circumstances in which we issue Class A Shares or equity-linked securities related to our initial business combination. As of the date of this Annual Report, there are no preference shares issued and outstanding.

The Business Combination Agreement calls for us to issue 560,835,633 additional shares of Common Stock additional shares. It also provides for the adoption of an equity incentive plan post-closing. We may also issue Class A Shares to redeem the warrants or upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein in connection with such alternate initial business combination. The issuance of additional shares:

●	will significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded our Class A Shares;

●	could cause a change in control if a substantial number of Class A Shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Class A Shares and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Shares purchasable upon exercise of a warrant.

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

We issued warrants to purchase 11,500,000 Class A Shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,750,000 private placement warrants, each exercisable to purchase one Class A Share at $11.50 per share. Our initial shareholders (including the New Sponsor) currently own an aggregate of 5,750,000 founder shares, which consists of 5,675,000 Class A Shares held by our Sponsor which 5,650,000 and 25,000 shares were converted from Class B Shares on January 18, 2023 and June 26, 2023, respectively and 75,000 Class B Shares held by our independent directors. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

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

As of December 31, 2024, we had $6,738 in cash and working capital deficit of $2,021,686. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 2349 Collins Avenue, Suite 402, Miami Beach, FL 33139 and our telephone number is 949-720-7133. Our executive offices are provided to us by our Sponsor. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Class A Shares and warrants are each traded in the OTC Market under the symbols “USCTF,” and “USTWF,” respectively. Our units commenced public trading on October 27, 2021, and our Class A Shares and warrants commenced separate public trading on December 17, 2021 initially on the Nasdaq Stock Market LLC. Effective April 25, 2024, the Company voluntarily delisted its securities from Nasdaq and they began being quoted in the OTC Market.

Holders

On March 27, 2025, there was 48 holders of record of our Class A Shares, four holders of record of our Class B Shares and 42 holders of record of our Warrants.

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

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Roth CH Acquisition Co’s financial condition and results of operations should be read in conjunction with the audited financial statements, including the related notes, contained in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Recent Developments – Business Combination Agreement

On January 28, 2025, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Roth CH Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (the “Domestication Sub”), Roth CH Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and SharonAI Inc., a Delaware corporation (“SharonAI Inc.”).

SharonAI Inc. is a holding company formed to acquire various assets focused on or in the high performance computing (“HPC”) industry, specifically the artificial intelligence field of technology, and on the acquisition of the infrastructure and technology associated with the development and delivery of HPC services to users and applications which require both large amounts of graphic processing units and central processing units combined with expertise in data storage.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

(1) At least one Business Day prior to the Closing Date and on the terms and subject to the conditions of the Business Combination Agreement, the Company shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of a merger (the “Domestication Merger”) of the Company with and into Domestication Sub, with the Domestication Sub as the surviving company (the “Domesticated Parent”) pursuant to the Companies Act (As Revised) of the Cayman Islands and the applicable provisions of the Delaware General Corporation Law, as amended. Upon the Domestication Merger, Domesticated Parent shall change its name to “SharonAI Holdings, Inc.”, and, thereafter (2) (a) the Merger Sub shall be merged with and into SharonAI, (b) the separate corporate existence of Merger Sub shall thereupon cease, and SharonAI shall be the Surviving Corporation, and (c) the Surviving Corporation shall become a wholly-owned Subsidiary of the Domesticated Parent (the “Acquisition Merger”).

The Aggregate Merger Consideration is 560,835,633 shares of Common Stock of the Domesticated Parent to be issued at the closing of the Business Combination. Completion of the Business Combination is subject to the satisfaction or waiver, where permissible, of various conditions to closing.

Corporate History

Formation and Initial Public Offering. On October 29, 2021, we consummated our initial public offering of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share (the “Class A Shares”) and one-half of one warrant to purchase a Class A Share (the “Public Warrants”). Simultaneously with the closing of our initial public offering, we consummated the sale of 10,750,000 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to our former sponsor, TKB Sponsor I, LLC, (the “Former Sponsor”) generating proceeds of $10,750,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the Private Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Our Units commenced public trading on October 27, 2021 on the Nasdaq Stock Market LLC, and our Class A Shares and Public Warrants commenced separate public trading on December 17, 2021. On April 25, 2024, the Company voluntarily delisted its securities from Nasdaq and they began being quoted on the OTC Markets. Our Class A Shares and Public Warrants are each quoted on the OTC Markets under the symbols “USCTF,” “and “USTWF,” respectively.

Securities Transfer Agreement and Name Change. On June 25, 2023, the Company, the Former Sponsor, each independent director of the Company, and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “New Sponsor”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which the Former Sponsor and the former directors of the Company sold to the Buyers, an aggregate of 4,312,500 Ordinary Shares consisting of 4,237,500 Class A Shares and 75,000 Class B Shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Following the closing of the Transaction, the Former Sponsor has certain continuing rights, including a right of first refusal to repurchase the Transferred Securities in certain circumstances as set forth in the Agreement and the right to invest up to 25% of certain financings. The Transaction was consummated on June 28, 2023.

Termination of Status as a SPAC.

The Company originally extended the time that it had to complete an initial business combination by depositing an aggregate of $540,000 into the trust account for a total of nine Monthly Deposits, On April 29, 2024, the Company held an extraordinary general meeting at which shareholders approved a proposal to amend and restate the Company’s Articles of to remove the provisions applicable to special purpose acquisition companies including the requirement to redeem and cancel 100% of the Company’s Class A ordinary shares sold in the Company’s initial public offering following distribution of the funds held in the Company’s Trust Account (the “Amendment Proposal”). The purpose of the Amendment Proposal was to remove the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s public shares following distribution of the funds held in the Company’s Trust Account established in connection with the IPO and revise the provisions to allow shareholders of the Company to obtain their pro rata distribution of funds remaining in the Trust Account and also retain ten (10%) percent of their shares upon liquidation of the Trust Account. Shareholders approved the Amendment Proposal on April 29, 2024. As a result, the Trust Account was liquidated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $119,065 which consists of interest earned on marketable securities held in the Trust Account of $435,437 and the change in fair value of warrant liabilities of $333,750, partially offset by operational costs of $650,122.

For the year ended December 31, 2023, we had net income of $2,586,752 which consists of forgiveness of debt of $4,692,176 and interest earned on marketable securities held in the Trust Account of $2,509,662, partially offset by operational costs of $4,416,661, interest expense of $125,000 and the change in fair value of warrant liabilities of $73,425.

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

For the year ended December 31, 2024, net cash used in operating activities was $353,921. Net income of $119,065 was adjusted by $435,437 of interest income on marketable securities held in trust and a $333,750 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $296,201 of cash for operating activities.

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

As of December 31, 2024, the Trust account was fully liquidated.

As of December 31, 2024, we had cash of $6,738. We intend to use the funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. On August 8, 2024, the Company amended the terms of the 2023 Promissory Note to increase the aggregate principal amount that may be borrowed to $2,000,000 and to extend the maturity to June 30, 2025. As of December 31, 2024, the Company had drawn $1,109,412 on the 2023 Promissory Note and had $890,588 available to be drawn.

On January 24, 2025, the Company amended and restated its 2023 promissory note (the “Amended 2023 Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Amended 2023 Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Amended 2023 Note in the amount of $1,181,000 into Class A ordinary shares of the Company.

We expect that we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds.

On April 29, 2024, the shareholders approved the amendment of the Articles of Association (“Third Amendment”). As a result of the Third Amendment, the Company distributed all remaining sums in the trust account (after subtracting amounts for taxes and $100,000 for dissolution expenses) to shareholders and also permitted shareholders to retain 10% of their shares.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 9 to the Notes to Financial Statements for the valuation methodology of warrants.

Class A Shares Subject to Possible Redemption

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares featured certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024, the Company had no ordinary shares subject to possible redemption. At December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognized changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A Shares and Class B Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A Shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A Shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we did not maintain an effective internal control over financial reporting as of December 31, 2024.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Name	Age	Position
Byron Roth	62	Co-Chief Executive Officer; Chairman; Director
John Lipman	48	Co-Chief Executive Officer; Director
Aaron Gurewitz	56	Co-President
Rick Hartfiel	60	Co-President
Joseph Tonnos	37	Chief Financial Officer; Chief Investment Officer
Ryan Hultstrand	36	Co-Chief Operating Officer
Matthew Day	51	Co-Chief Operating Officer
Adam Rothstein	53	Independent Director
Sam Chawla	49	Independent Director
Christopher Bradley	47	Independent Director

Byron Roth has been the Chairman and Chief Executive Officer of Roth Capital Partners, LLC, a privately-owned investment banking firm, since 1998. Under his management, the firm has helped raise over $100 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth through his ownership in Waco Limited, LLC, an affiliate of Roth Capital Partners, is a co-founder of three private investment firms: Rx3 Ventures, LP, an influencer fund focused on consumer growth investments; RIVI Capital, LLC, concentrated in the mining sector; and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. Mr. Roth is on the board of managers for the management companies of RX3 and RIVI. In addition, Mr. Roth co-founded two long only asset management firms: Cortina Asset Management, recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors, LLC, of which he is currently a director. Mr. Roth was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. which completed a business combination with PureCycle Technologies LLC. He was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. which completed a business combination with Reservoir Holdings, Inc. He was the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. which completed its business combination with QualTek HoldCo, LLC. Mr. Roth was also the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition IV Co. which completed its business combination with Tygo Energy, Inc. He was the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co., which completed its business combination with New Era Helium, Inc. Mr. Roth is a member of the Advisory Council, Executive Committee and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department and former member of the Board of Trustees, where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also serves as Chair of the Pacific Region Board of Trustees and is on the Board of Governors for the Boys and Girls Club of America. He sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. Mr. Roth was the 2021 annual honoree for the Elephant Cooperation, received the 2018 Athletes First Classic Golden Heart Award benefiting the Orangewood Foundation, and was the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala. Mr. Roth earned his BBA from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Mr. Gordon Roth.

John Lipman joined Craig-Hallum in 2012 and has more than 16 years of investment banking experience advising growth companies in the healthcare, industrial and technology sectors. Mr. Lipman has completed over 200 equity, convertible and debt offerings and advisory assignments for growth companies, including over 150 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies. Mr. Lipman has over 20 years investing experience in small capitalization companies, and started his career in venture capital and investor relations. He was the COO & Director of Roth CH Acquisition I Co. until its merger with PureCycle Technologies, Inc. in March 2021 and Roth CH Acquisition II Co. until its merger with Reservoir Media, Inc. in July 2021 as well as Co-CEO & Director of Roth CH Acquisition III Co. until its merger with QualTek Services, Inc. in February 2022. He was Co-CEO & Director of Roth CH Acquisition IV. Co. until its merger with Tigo Energy, Inc. as well as Co-Chairman & Co-CEO of Roth CH Acquisition V Co. until its merger with New Era Helium, Inc. in December 2024.

Aaron Gurewitz Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz was the Co-President of Roth CH Acquisition I Co., Roth CH Acquisition II Co. and Roth CH Acquisition III Co., Roth CH Acquisition IV Co. and Roth CH Acquisition V Co. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Rick Hartfiel has been the Head of Investment Banking at Craig-Hallum since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel was an investment banker at Dain Rauscher Wessels and Credit Suisse First Boston. Mr. Hartfiel was the Co-President of Roth CH Acquisition I Co., Roth CH Acquisition II Co., Roth CH Acquisition III Co., Roth CH Acquisition IV Co. and Roth CH Acquisition V Co. Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

Joseph Tonnos, who serves as our Chief Financial Officer and Chief Investment Officer, has been a Managing Director at Roth Capital Partners since April of 2023. Mr. Tonnos has over 13 years of experience investing in and advising acquisition candidates, completing due diligence, financial modeling and deal structuring. Mr. Tonnos was the Chief Investment Officer of Roth CH Acquisition V Co. until its business combination with New Era Helium, Inc. in December 2024. From 2021 to 2023, Mr. Tonnos served as a Principal and Associate Portfolio Manager at Meteora Capital, an investment adviser specializing in SPAC-related, structured and illiquid investments and was the Chief Financial Officer of GSR II Meteora Acquisition Corp., a SPAC sponsored by Meteora which completed a business combination with Bitcoin Depot, Inc. in July 2023. During 2021, Mr. Tonnos also served as an Associate Portfolio Manager at Glazer Capital. From 2017 until 2021, Mr. Tonnos worked at Mistral Equity Partners, a consumer & retail focused investment group as a Principal. From 2017 until 2022, Mr. Tonnos served as the Senior Vice President of Haymaker I, II, and III, three special purpose acquisition companies affiliated with Mistral Equity Partners. Haymaker I, II and III all successfully completed business combinations with OneSpaWorld Ltd., ARKO Holdings Ltd. and Biote Corp. respectively. His experience spans evaluating, executing, structuring and monitoring public, private and venture capital investments. He has advised companies and shareholders on capital raising, mergers, acquisitions, divestitures, leveraged buyouts and capital structure alternatives. Mr. Tonnos is also the Co-Founder of Ketch Ventures, an early-stage consumer investment syndicate. In the last five years he served or continues to serve on the several boards, including Worldwise, Inc., a privately held pet products company, Los Sundays Tequila, a lifestyle beverage company, and Aether Diamonds, a carbon-negative diamond producer, among others. Mr. Tonnos has also been a board observer of The Lovesac Company, Inc. (NASDAQ: LOVE) from 2017 until 2021 and serves on the Board of Advisors at Niagara University. Prior to Mistral, Mr. Tonnos served as an investment banker at Bank of America Merrill Lynch and Lazard and as a foreign exchange trader at CIBC Capital Markets. Mr. Tonnos received his B.S. and M.B.A. from Niagara University, graduating magna cum laude.

Ryan Hultstrand joined Craig-Hallum in 2013, and has been a Managing Director in the Investment Banking department since January 2022. Mr. Hultstrand was previously a Vice President of Craig-Hallum from January 2018 until January 2022. Mr. Hultstrand has over 10 years of experience in investment banking and consulting in the healthcare, consumer, industrial and technology sectors, with a focus on SPACs. Mr. Hultstrand was the Co-Chief Operating Officer of Roth CH Acquisition V Co. until its business combination with New Era Helium, Inc. in December 2024 .. Mr. Hultstrand has a B.A. from Carleton College.

Matthew Day is a Managing Director in the Investment Banking department at Roth with a focus on Business Services and Technology. Prior to joining Roth in 2019, Mr. Day spent 12 years as a senior equity analyst at Sagard Capital Partners, an investment firm that built and managed large minority positions in U.S. and Canadian publicly traded companies. At Sagard, Mr. Day focused primarily on businesses in the business services, industrial and consumer sectors. Prior to this role, he was a senior equity analyst and private equity associate at Xylem Investments from 2002 to 2006, where he served on boards of three private forestry companies in New Zealand, Chile and Venezuela. From 2000 to 2002, Mr. Day was an investment banking associate at Lehman Brothers in the global technology group. He also worked as an associate and analyst at Barclays Capital from 1995 to 1999, where he focused on the telecom, media and transportation industries. Mr. Day was previously the Co-Chief Operating Officer of Roth CH IV Acquisition Co. and and Roth CH Acquisition V Co. Mr. Day has a B.S. in Finance from Boston College and an MBA from the University of California Berkeley Haas School of Business.

Adam Rothstein is a member of our Audit Committee and a member of the Board. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, and the Disruptive Technologies Opportunity Fund which he co-founded in 2013, 2014 and 2018 respectively. Since 2014, Mr. Rothstein has also been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Previously, Mr. Rothstein was a sponsor and the Executive Chairman of 890 5th Avenue Partners, Inc. (NASDAQ: ENFA) from September 2020 until December 2021. 890 5th Avenue Partners, Inc. was a special purpose acquisition company that merged with Buzzfeed, Inc. in December of 2021 and is now publicly listed on NASDAQ as Buzzfeed, Inc. (NASDAQ: BZFD). In December of 2021, Mr. Rothstein was named a Director of Buzzfeed, Inc. and a member of its Audit Committee. (NASDAQ: BZFD). Mr. Rothstein was also a Sponsor and Director of Roth CH Acquisition I Co. (NASDAQ: ROCH), from May 2020 until March 2021. Roth CH Acquisition I was a special purpose acquisition company that merged with PureCycle Technologies LLC and is now publicly listed on NASDAQ as PureCycle Technologies, Inc. (NASDAQ: PCT). From December 2020 until July 2021, Mr. Rothstein was a Sponsor and Director of Roth CH Acquisition II Co. (NASDAQ: ROCC). Roth CH Acquisition II was a special purpose acquisition company that merged with Reservoir Holdings, Inc. in July 2021, and in July of 2021, Mr. Rothstein was named a Director of Reservoir Media, Inc. and a member of its Audit Committee (NASDAQ: RSVR). Mr. Rothstein was also a Sponsor and Director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from March 2021 until February 2022. Roth CH Acquisition III Co. was a special purpose acquisition company that merged with BCP QualTek HoldCo, LLC. Mr. Rothstein was also a director of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a special purpose acquisition company, from August 2021 to May 2023. Roth CH Acquisition IV Co. was a special purpose acquisition company that merged with Tigo Energy, Inc. and is now publicly listed on NASDAQ as Tigo Energy, Inc. (NASDAQ: TYGO). From November 2021 until December 2024, Mr. Rothstein was a Director and member of the Audit Committee of Roth CH Acquisition V Co. Roth CH Acquisition V Co was a special purpose acquisition company that merged with New Era Helium, Inc., (NASDAQ: NEHC). From July 2019 until January 2021, Mr. Rothstein was a Director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc. and which now trades as Gold Flora Corp. (NEO: GRAM.U). Mr. Rothstein has over 25 years of investment experience and currently sits on the Boards of Directors of several early- and mid-stage technology and media companies both in the United States and in Israel. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.

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

Christopher Bradley Christopher Bradley, our Board Member, is a Managing Director at Mistral Equity Partners, which he joined in 2008. Mr. Bradley brings over 20 years of experience in identifying acquisition candidates, board service, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chairman, Chief Executive Officer and Chief Financial Officer of Haymaker Acquisition Corp. IV and previously served as the Chief Financial Officer of Haymaker Acquisition Corp. III until it completed its business combination in May 2022 with Biote, Corp., and has since been retained by biote as an advisor. Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II from 2019 until its merger with ARKO (NASDAQ:ARKO) in December 2020. He served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. I from 2017 until its business combination with OneSpaWorld (NASDAQ:OSW) in December 2019. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (NASDAQ:LOVE) from 2010 to 2019. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. He is also currently serving on the advisory board of Carnegie Park Capital, a private investment fund.

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

Director Independence

We utilize the Nasdaq definition of “independence” for determining whether our directors are independent. An “independent director” is defined generally under Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of our independent directors, Adam Rothstein, Sam Chawla and Christopher Bradley, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee is entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. Adam Rothstein, Sam Chawla and Christopher Bradley serve as members of our audit committee and Christopher Bradley serves as its chair. Under the applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

We have adopted an insider trading policy, a copy of which is filed as Exhibit 19 hereto.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 45,278,220 ordinary share outstanding as of March 27, 2025. The table below does not include the ordinary shares underlying the Public Warrants or Private Warrants because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class
CR Financial Holdings, Inc.	21,184,395	46.8
John Lipman	12,111,949	26.8

Directors and Executive Officers
Byron Roth	21,184,395	46.8
John Lipman	12,111,949	26.8
Rick Hartfiel	1,221,750	2.7
Aaron Gurewitz	-	*
Joseph Tonnos	-	*
Ryan Hultstrand	1,221,771	2.7
Matthew Day	-	*
Adam Rothstein	436,792	*
Sam Chawla	436,792	*
Christopher Bradley	436,792

All officers and directors as a group (10 individuals)	37,050,241	81.8

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2340 Collins Avenue, Suite 402, Miami Beach, FL 33139.

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

On January 24, 2025, the Company amended and restated its existing promissory note (the “Amended Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Amended Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Amended Note in the amount of $1,181,000 into Class A ordinary shares of the Company.

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

Director Independence

While we are no longer listed on Nasdaq, we use the Nasdaq listing standards to determine independence. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Rothstein, Chawla and Bradley are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $108,120 and $151,410, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2024 and 2023.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

No.	Description of Exhibit
1.1+	Underwriting Agreement(1)
2.1	Business Combination Agreement, dated January 28, 2025 by and among Roth CH Acquisition Co., SharonAI Inc., Roth CH Holdings, Inc. and Roth CH Merger Sub, Inc.(2)
3.1	Amended and Restated Memorandum and Articles of Association(1)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association(3)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association(4)
3.4	Amendment to the Amended and Restated Memorandum and Articles of Association dated September 7, 2023(5)
3.5	Second Amended and Restated Memorandum and Articles of Association(6)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(7)
4.5	Description of Securities
10.1	Letter Agreement among the Registrant, TKB Sponsor I, LLC and each of the executive officers and directors of the Registrant(7)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(7)
10.3	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(3)
10.4	Registration Rights Agreement among the Registrant, TKB Sponsor I, LLC and the Holders signatory thereto(7)
10.5	Private Placement Warrants Purchase Agreement between the Registrant and TKB Sponsor I, LLC(7)
10.6	Form of Indemnity Agreement(1)
10.7	Securities Subscription Agreement between the Registrant and TKB Sponsor I, LLC(1)
10.8	Amendment to the Investment Management Trust Agreement, dated June 28, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant(4)
10.9	Amended and Restated Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.10	Forward Purchase Agreement between the Registrant and Apollo Capital Management, L.P.(1)
10.11	Form of Registration Rights Agreement(7)
10.12	Promissory Note Dated July 1, 2023(8)
10.13	Amendment No. 2 to the Investment Management Trust Agreement(4)
10.14	Sponsor Support Agreement dated January 28, 2025(2)
10.15	Company Support Agreement dated January 28, 2025(2)
10.16	Form of Lock-up Agreement(2)
10.17	Form of Registration Rights Agreement(2)
14	Code of Business Conduct and Ethics(1)
31.1	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Claw-back Policy(9)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2025.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2023.
(5)	Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed with the SEC on September 7, 2023.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2024.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2021.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION CO.

Date: March 27, 2025	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron Roth	Co-Chief Executive Officer	March 27, 2025
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	March 27, 2025
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	March 27, 2025
Joseph Tonnos	(Principal Financial and Accounting Officer)

/s/ Adam Rothstein	Director	March 27, 2025
Adam Rothstein

/s/ Christopher Chawla	Director	March 27, 2025
Christopher Chawla

/s/ Sam Bradley	Director	March 27, 2025
Sam Bradley

ROTH CH ACQUISITION CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Roth CH Acquisition Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth CH Acquisition Co. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Morristown, NJ
March 27, 2025

ROTH CH ACQUISITION CO.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Cash	$6,738	$13,755
Prepaid expenses	7,500	38,141
Total Current Assets	14,238	51,896

Trust Account receivable	-	147,410
Cash and marketable securities held in Trust Account	-	23,332,031
TOTAL ASSETS	$14,238	$23,531,337

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$926,512	$660,952
Promissory note - related party	1,109,412	682,508
Total Current Liabilities	2,035,924	1,343,460

Warrant liabilities	222,500	556,250
Total Liabilities	2,258,424	1,899,710

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 200,000,000 shares authorized; 0 and 2,119,236 shares issued and outstanding at redemption value of $0 and $11.08 per share at December 31, 2024 and 2023, respectively	-	23,479,441

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,836,553 and 5,675,000 shares issued or outstanding (excluding 0 and 2,119,236 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	584	568
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 shares issued and outstanding at December 31, 2024 and 2023	7	7
Additional paid-in capital	6,592,111	7,107,564
Accumulated deficit	(8,836,888)	(8,955,953)
Total Shareholders’ Deficit	(2,244,186)	(1,847,814)

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$14,238	$23,531,337

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
General and administrative expenses	$650,122	$4,416,661
Loss from operations	(650,122)	(4,416,661)

Other income (expense):
Change in fair value of warrant liabilities	333,750	(73,425)
Interest income on cash and marketable securities held in Trust Account	435,437	2,509,662
Forgiveness of Debt	-	4,692,176
Commitment fee	-	(125,000)
Other income, net	769,187	7,003,413

Net income	$119,065	$2,586,752

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	787,476	5,323,369

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.02	$0.23

Basic and diluted weighted average shares outstanding, Class A and B non-redeemable ordinary shares	5,851,522	5,750,000

Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.02	$0.23

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	-	$-	5,750,000	$575	$-	$(10,482,723)	$(10,482,148)
Conversion of Class B ordinary shares to Class A ordinary shares	5,675,000	568	(5,675,000)	(568)	-	-	-
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	5,753	-	5,753
Sale of founder shares and private warrants by sponsor (Note 5)	-	-	-	-	(5,753)	-	(5,753)
Capital contribution from forgiveness of related party expenses (Note 5)	-	-	-	-	60,556	-	60,556
Capital contribution from Wejo Assignment and assumption agreement (Note 5)	-	-	-	-	250,000	-	250,000
Capital contribution from Working Capital Advance (Note 5)	-	-	-	-	250,000	-	250,000
Capital contribution from commitment fee (Note 5)	-	-	-	-	125,000		125,000
Reduction of deferred underwriting fee	-	-	-	-	8,231,688	-	8,231,688
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(1,809,680)	(1,059,982)	(2,869,662)
Net loss	-	-	-	-	-	2,586,752	2,586,752
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(515,437)	-	(515,437)
Issuance of Class A ordinary shares	161,553	16	-	-	(16)	-	-
Net income	-	-	-	-	-	119,065	119,065
Balance — December 31, 2024	5,836,553	$584	75,000	$7	$6,592,111	$(8,836,888)	$(2,244,186)

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$119,065	$2,586,752
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(435,437)	(2,509,662)
Change in fair value of warrant liability	(333,750)	73,425
Forgiveness of debt	-	(4,692,176)
Interest expense	-	125,000
Changes in operating assets and liabilities:
Prepaid expenses	30,641	297,934
Accounts payable and accrued expenses	265,560	3,263,737
Accrued offering costs	-	(8,000)
Net cash used in operating activities	(353,921)	(862,990)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(327,410)	(360,000)
Cash withdrawn from Trust Account for working capital	100,000	-
Cash withdrawn from Trust Account in connection with redemption	23,994,878	217,525,458
Trust receivable	147,410	-
Net cash provided by Investing activities	23,914,878	217,165,458

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	426,904	591,508
Advances from related party	-	341,000
Proceeds from Working Capital Advance	-	250,000
Payment of offering costs	-	(70,000)
Redemption of ordinary shares	(23,994,878)	(217,525,458)
Net cash used in financing activities	(23,567,974)	(216,412,950)

Net Change in Cash	(7,017)	(110,482)
Cash – Beginning	13,755	124,237
Cash – Ending	$6,738	$13,755

Non-cash investing and financing activities
Conversion of advances and short-term promissory notes to long-term promissory notes	$-	$91,000
Re-measurement of Class A ordinary shares subject to possible redemption amount	$515,437	$2,869,662
Deferred underwriting fee payable written-off	$-	$8,231,688
Forgiveness of debt from related parties	$-	$560,556

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2024, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generates non-operating income from the marketable securities held in the Trust Account up to the termination of the Trust Account (defined below).

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

Prior to the effectiveness of the Third Amendment, the Company was required to provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The public shareholder will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.20 per Public Share initially, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and which interest shall be net of taxes payable), calculated as of two business days prior to the completion of the initial business combination. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. In connection with the approval of the Third Amendment to remove the SPAC Provisions, the Company amended the Articles to allow shareholders of the Company to obtain their pro rata distribution of funds held in the Trust Account and also retain ten (10%) percent of their shares upon liquidation of the Trust Account.

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

On April 29, 2024, the shareholders approved the Third Amendment. The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to special purpose acquisition companies (“SPACs”), including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company redeemed 90% of the Public Shares and provided each holder their pro rata share of the balance in the Trust Account. The trust liquidation was effective May 15, 2024.

Liquidity and Going Concern

As of December 31, 2024, the Company had $6,738 cash and a working capital deficit of $2,021,686. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 29, 2024, the shareholders approved the Third Amendment. The Third Amendment reflects the removal of the provisions contained in the Articles that are applicable to SPACs, including the requirement to redeem and cancel 100% of the Company’s Public Shares following distribution of the funds held in the Company’s trust account established in connection with the IPO. In connection with the implementation of the Third Amendment, the Company redeemed 90% of the Public Shares and provided each holder their pro rata share of the balance in the Trust Account.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,738 and $13,755 of operating cash as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on October 29, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account was intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the Public Shares. As of December 31, 2024, the Trust account was fully liquidated. As of December 31, 2023, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with IPO

Offering costs consisted of legal, accounting and other expenses incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the IPO. Accordingly, on October 29, 2021, offering costs totalled $21,140,059 (consisting of $3,850,000 of underwriting fees, $8,800,000 of deferred underwriting fees, $7,748,431 excess fair value of Founder Shares and $741,628 of actual offering costs, with $1,365,245 included in the statement of operations for the period ending December 31, 2021 as an allocation for the Public Warrants and the Private Placement Warrants, and $19,774,814 included in additional paid-in capital).

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

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2024 and 2023, the Company had 5,836,553 and 7,794,236 Class A ordinary shares outstanding, of which zero and 2,119,236 shares are Class A ordinary shares subject to redemption, respectively. The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption featured certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, zero and 2,119,236 of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognized changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption, classified as temporary equity in the balance sheets, are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption, December 31, 2022	23,000,000	$237,987,827
Less:
Redemptions on January 31, 2023	(17,533,296)	(181,923,809)
Redemptions on June 28, 2023	(3,347,468)	(35,601,649)
Plus:
Trust Account receivable (Note 8)	-	147,410
Re-measurement of carrying value to redemption value	-	2,869,662
Class A ordinary shares subject to possible redemption at December 31, 2023	2,119,236	23,479,441
Less:
Redemptions	(1,957,683)	(23,994,878)
Reclassification of Class A redeemable shares	(161,553)	-
Plus:
Re-measurement of carrying value to redemption value	-	515,437
Class A ordinary shares subject to possible redemption at December 31, 2024	-	$-

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024		2023
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$14,123	$104,942	$1,243,545	$1,343,207
Denominator:
Basic and diluted weighted average ordinary shares outstanding	787,476	5,851,522	5,323,369	5,750,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.23	$0.23

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

The assignment of the Founder Shares to the vendor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess, using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 23,883 shares granted to the Company’s vendor in October 2022 was $28,946 or $1.212 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2024 and 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

On June 25, 2023, the Company, the Sponsor, each independent director of the Company (the “Directors”), and affiliates of Roth Capital Partners and Craig-Hallum Capital Group llc (the “Buyers”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which the Buyers purchased from Sponsor and the Directors, an aggregate of 4,312,500 ordinary shares consisting of 4,237,500 Class A ordinary shares and 75,000 Class B ordinary shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”).

Forward Purchase Agreements

The Company entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with Apollo and Atalaya (the “Forward Purchasers”) on August 13, 2021, and August 4, 2021, respectively. The Forward Purchase Agreements provide, at the Company’s option, for the aggregate purchase of up to 9,600,000 Class A ordinary shares and 4,800,000 warrants to purchase Class A ordinary shares for an aggregate price of $96.0 million ($10.00 for one Class A ordinary share and one half of one warrant), in private placements that will close concurrently with the closing of the initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares and Public Warrants included in the Units sold in the IPO. Each Forward Purchaser’s commitment under its Forward Purchase Agreement is subject to certain conditions including investment committee approval. The forward purchase agreements were terminated effective October 24, 2023.

Promissory Note – Related Party

On July 1, 2023 the Company entered into a promissory note with the Buyers for up to an aggregate of $1,000,000 (the “2023 Promissory Note). The 2023 Promissory Note is non-interest bearing and payable upon the earlier of the date on which the Company consummates an initial business combination, the liquidation of the Company, or October 29, 2024. The Note does not bear any interest. On August 8, 2024, the Company amended the terms of the 2023 Promissory Note to increase the aggregate principal amount that may be borrowed to $2,000,000 and to extend the maturity to June 30, 2025. As of December 31, 2024 and 2023, there was $1,109,412 and $682,508 amounts outstanding under the 2023 Promissory Note, respectively.

Administrative Services Agreement

The Company has entered into an agreement commencing on November 28, 2021, with Tartavull Klein Blatteis Capital, LLC (“TKB Capital”), an affiliate of the Sponsor, pursuant to which the Company agreed to pay TKB Capital a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. For the year ended December 31, 2023, the Company incurred $60,000 of fees for these services. On June 26, 2023, the Company entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company terminated the Administrative Services Agreement with Tartavull Klein Blatteis Capital, LLC dated October 26, 2021 and Tartavull Klein Blatteis Capital, LLC forgave and fully discharged all outstanding fees thereunder as of the date of the Closing. As of December 31, 2024 and 2023, there no amounts included in accrued expenses in the accompanying balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, no Working Capital Loans were outstanding.

Working Capital Advance

On January 26, 2023, in connection with the proposed Business Combination with Wejo, Sponsor entered into a promissory note (the “Phelan Note”) with Daniel Phelan (the “Lender”), which provided for working capital for the Company in an aggregate principal amount of up to $750,000. The Phelan Note was amended and restated on March 9, 2023. As of January 30, 2023, Sponsor had drawn $250,000 under the Phelan Note and subsequently advanced these funds to the Company. The Phelan Note was non-interest bearing and non-convertible. All unpaid principal accrued under the Phelan Note was to be repaid at the closing of the Business Combination or the earlier termination of the Business Combination Agreement in certain circumstances specified in the Phelan Note. In consideration for the Phelan Note, Sponsor agreed to pay to the Lender at the closing of the Business Combination a commitment fee equal to 50% of the then-outstanding principal balance of the Phelan Note up to a maximum of $375,000. If the Business Combination did not close, the commitment fee would not be paid. During 2023, the Sponsor forgave the debt from the Company and the Company recorded a contribution from sponsor of $250,000. In addition, the Company recorded a $125,000 expense and a corresponding increase in additional paid in capital related to the commitment fee that will be paid by the Sponsor upon the closing of the Business Combination.

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

The Sponsor subsequently advanced $250,000 in funds to the Company for working capital purposes. The advance was non-interest bearing, unsecured, and payable in cash upon the consummation of the Company’s initial business combination. During the year ended December 31, 2023, the Sponsor forgave the debt and the Company recorded a contribution from sponsor of $250,000 and a contribution of capital by Sponsor of $5,753.

Forgiveness of related party accrued expenses

In connection with the Securities Transfer Agreement described above, affiliates of the of Sponsor forgave $60,556 of previously accrued expenses, of which $57,335 related to the Administrative Services Agreement described above and $3,221 relates to reimbursable expenses paid by the affiliate on behalf of the Company. As a result, a capital contribution of $60,556 was recorded during the year ended December 31, 2023.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 5,836,553 and 5,675,000 Class A ordinary shares issued and outstanding, excluding zero and 2,119,236 Class A ordinary shares subject to possible redemption as presented in temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 75,000 Class B ordinary shares issued and outstanding.

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

In June 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commission of $8,800,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $8,800,000 ..

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through December 31, 2024, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of December 31, 2024, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to any fee.

Consulting Agreements

The Company entered into nineteen consulting agreements through December 31, 2024.

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

As of December 31, 2024, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

On October 7, 2022, the Company terminated the original agreement and entered into a new agreement with the vendor, pursuant to which the Company agreed to pay the vendor $125 per hour and the Sponsor agreed to assign 23,883 Class B ordinary shares to the vendor, effective upon the completion of a successful business combination.

For the year ended December 31, 2024 and 2023, the Company incurred $0 in fees for these services. As of December 31, 2024 and 2023, the Company had a balance of $0 in accounts payable and accrued expenses related to these services. On July 24, 2023, the Company entered into a waiver agreement with the vendor which resulted in the forgiveness of $42,181 of the outstanding balance.

Advisory Agreement

On January 9, 2023, the Company entered into an advisory agreement letter with Jefferies LLC (“Jefferies”), where Jefferies will provide the Company with equity capital markets financial advice and assistance in connection with a possible business combination. In addition, the Jefferies will act as sole and exclusive manager, bookrunner, placement agent, arranger, underwriter and/or initial purchaser, as the case may be, in connection with the sale and/or placement of any debt or equity financing in connection with the Company’s pending Business Combination. As consideration for the services performed by Jefferies, the Company agrees to pay Jefferies customary fees and expense reimbursements for such services. Any payment of fees to Jefferies is contingent upon the closing of a debt or equity financing. On June 20, 2023, the advisory agreement letter was terminated, and Jefferies agreed to all fees subject to, and expressly conditioned upon, payment to Jefferies of a minimum of $16,000 contingent upon the closing of a business combination, representing partial reimbursement of expenses owed. As of December 31, 2024 and 2023, the Company had not recorded an expense for the delivery of these services.

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

Deferred Legal Fee

The Company incurred $0 and $2,657,577 during the year ended December 31, 2024 and 2023, respectively, of deferred legal fees that will be payable upon the consummation of an initial business combination.

On June 20, 2023 and June 21, 2023, the Company entered into waiver agreements which resulted in the forgiveness of $3,730,114 of outstanding deferred legal fees.

As of December 31, 2024 and 2023, the Company had $234,849, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying balance sheets.

Trust Account Receivable

In connection with the Extension Amendment, as described in Note 1, a clerical error resulted in the redeeming shareholders receiving an overpayment of approximately $0.04 per Class A ordinary share, for an aggregate total overpayment amount of $147,410 (the “Overpayment Amount”). As of December 31, 2024, there was $0 included in Trust Account receivable in the accompanying balance sheet. On April 3, 2024, the Overpayment Amount was deposited back into the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$-	$23,332,031

Liabilities:
Warrant liability – Public Warrants	2	115,000	287,500
Warrant liability – Private Placement Warrants	2	107,500	268,750

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of December 31, 2024, the aggregate values of the Public Warrants and Private Placement Warrants were $115,000 and $107,500, respectively, based on a fair value of $0.01 per warrant. As of December 31, 2023, the aggregate values of the Public Warrants and Private Placement Warrants were $287,500 and $268,750, respectively, based on a fair value of $0.03 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$268,750	$287,500	$556,250
Change in fair value	(161,250)	(172,500)	(333,750)
Fair value as of December 31, 2024	$107,500	$115,000	$222,500

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$233,275	$249,550	$482,825
Change in fair value	35,475	37,950	73,425
Fair value as of December 31, 2023	$268,750	$287,500	$556,250

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of December 31, 2024 and 2023, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was a transfer of $13,800 from level 1 to level 2 during the year ended December 31, 2024 due to insufficient trading volume. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023.

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$-	$23,332,031
Cash	$6,738	$13,755

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$650,122	$4,416,661

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 11 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 24, 2025, the Company amended and restated its 2023 Promissory Note, as described in Note 5, (the “Amended 2023 Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Amended 2023 Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Amended 2023 Note in the amount of $1,181,000 into 39,366,667 Class A ordinary shares of the Company.

On January 28, 2025, the Company, entered into that certain Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Roth CH Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (the “Domestication Sub”), Roth CH Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and SharonAI Inc., a Delaware corporation (the “Target”).

Subsequent to December 31, 2024, an additional $138,618 was drawn on the Promissory Note, as described in Note 5.