Form 10-Q
period 2025-03-31
Roth CH Acquisition Co.
filed 2025-05-15
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 45,203,220 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROTH CH ACQUISITION CO.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Cash	$35,193	$6,738
Prepaid expenses	10,625	7,500
Total Current Assets	45,818	14,238

TOTAL ASSETS	$45,818	$14,238

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,205,779	$926,512
Advances from related party	67,236	-
Promissory note - related party	-	1,109,412
Total Current Liabilities	1,273,015	2,035,924

Warrant liabilities	1,112,500	222,500
Total Liabilities	2,385,515	2,258,424

Commitments and Contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 45,203,220 and 5,836,553 shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively	4,521	584
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	7	7
Additional paid-in capital	7,769,174	6,592,111
Accumulated deficit	(10,113,399)	(8,836,888)
Total Shareholders’ Deficit	(2,339,697)	(2,244,186)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	$45,818	$14,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Formation and operating costs	$386,511	$269,054
Loss from operations	(386,511)	(269,054)

Other (expense) income:
Change in fair value of warrant liabilities	(890,000)	242,525
Interest income on marketable securities held in Trust Account	-	305,713
Other (expense) income, net	(890,000)	548,238

Net (loss) income	$(1,276,511)	$279,184

Basic and diluted weighted average shares outstanding, Class A ordinary redeemable shares	-	2,119,236

Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$-	$0.04

Basic and diluted weighted average shares outstanding, Class A and B ordinary non-redeemable shares	34,780,442	5,750,000

Basic and diluted net (loss) income per share, Class A and B non-redeemable ordinary shares	$(0.04)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	5,836,553	$584	75,000	$7	$6,592,111	$(8,836,888)	$(2,244,186)
Conversion of Note payable (Note 3)	39,366,667	3,937	-	-	1,177,063	-	1,181,000
Net loss	-	-	-	-	-	(1,276,511)	(1,276,511)
Balance — March 31, 2025 (unaudited)	45,203,220	$4,521	75,000	$7	$7,769,174	$(10,113,399)	$(2,339,697)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(485,713)	-	(485,713)
Net income	-	-	-	-	-	279,184	279,184
Balance — March 31, 2024 (unaudited)	5,675,000	$568	75,000	$7	$6,621,851	$(8,676,769)	$(2,054,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,276,511)	$279,184
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	-	(305,713)
Change in fair value of warrant liabilities	890,000	(242,525)
Changes in operating assets and liabilities:
Prepaid expenses	(3,125)	38,141
Accounts payable and accrued expenses	279,267	163,622
Net cash used in operating activities	(110,369)	(67,291)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(180,000)
Net cash used in investing activities	-	(180,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	71,588	242,664
Proceeds from advances from related party	67,236	-
Net cash provided by financing activities	138,824	242,664

Net Change in Cash	28,455	(4,627)
Cash – Beginning	6,738	13,755
Cash – Ending	$35,193	$9,128

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$-	$485,713
Conversion of promissory note – related party	$1,181,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 1 — Description of Organization and Business Operations

Roth CH Acquisition Co. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 20, 2021 with the name TKB Critical Technologies 1. The Company changed its name on September 7, 2023 to Roth CH Acquisition Co. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The Company has two wholly-owned subsidiaries that were created on December 30, 2024, Roth CH Holdings, Inc., a Delaware corporation (“Domestication Sub”) and Roth CH Merger Sub Inc., a Delaware corporation (“Merger Sub” and, together with Domestication Sub, the “Merger Subs”).

The Company is not limited to a particular industry or geographic location for purposes of consummating an initial business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2025, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generated non-operating income from the marketable securities held in the Trust Account up to the termination of the Trust Account (defined below).

The registration statement for the Company’s IPO was declared effective on October 26, 2021 (the “Effective Date”). On October 29, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”), including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,750,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to TKB Sponsor I, LLC (the “Former Sponsor”), generating proceeds of $10,750,000.

Following the closing of the Initial Public Offering (“IPO”) on October 29, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination; and (ii) the redemption of any Public Shares (as defined below) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”); and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by October 29, 2024 (or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to its Articles) (the “Combination Period”). On April 29, 2024, pursuant to the Third Amendment, as described below, the Trust Account was voluntarily liquidated and the provisions in the Articles requiring that an initial business combination be completed within the Combination Period and other SPAC-related provisions (collectively, the “SPAC Provisions”) were eliminated.

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

On June 25, 2023, the Company, the Former Sponsor, each independent director of the Company (the “Directors”), and affiliates of Roth Capital Partners and Craig-Hallum Capital Group LLC (the “Sponsor”) entered into a Securities Transfer Agreement (the “Agreement”) pursuant to which Former Sponsor and the Directors have agreed to sell to Buyers, and Buyers have agreed to purchase from Former Sponsor and the Directors, an aggregate of 4,312,500 ordinary shares consisting of 4,237,500 Class A ordinary shares and 75,000 Class B ordinary shares and 8,062,500 private placement warrants (together, the “Transferred Securities”) for an aggregate purchase price (the “Purchase Price”) of $1.00 (the “Transaction”). Following the closing of the Transaction, Former Sponsor will have certain continuing rights, including a right of first refusal to repurchase the Transferred Securities in certain circumstances as set forth in the Agreement and the right to invest up to 25% of certain financings.

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

Liquidity and Going Concern

As of March 31, 2025, the Company had $35,193 cash and a working capital deficit of $1,227,197. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2025 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $35,193 and $6,738 of operating cash as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 7 for valuation methodology of warrants.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$-	$(1,276,511)	$75,186	$203,998

Denominator:
Basic and diluted weighted average common shares outstanding	-	34,780,442	2,119,236	5,750,000
Basic and diluted net (loss) income per common share	$-	$(0.04)	$0.04	$0.04

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements. Refer to Note 8, Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Related Party Transactions

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

On January 24, 2025, the Company amended and restated its 2023 Promissory Note, (the “Convertible Promissory Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Convertible Promissory Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Convertible Promissory Note in the amount of $1,181,000 into 39,366,667 Class A ordinary shares of the Company. As of March 31, 2025 and December 31, 2024, there was $0 and $1,109,412 amounts outstanding under the 2023 Promissory Note, respectively.

Advances from related party

As of March 31, 2025, the Sponsor advanced the Company $67,236, included in advances from related party in the accompanying condensed balance sheet.

Note 4 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 45,203,220 and 5,836,553 Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were 75,000 Class B ordinary shares issued and outstanding.

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

Note 5 — Warrant Liabilities

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

Note 6 — Commitments and Contingencies

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through March 31, 2025, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of March 31, 2025 and December 31, 2024, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to any fee.

Consulting Agreements

The Company entered into nineteen consulting agreements through March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

Business Combination Agreement

On January 28, 2025, the Company, Roth CH Holdings, Inc. (the “Domestication Sub”), Roth CH Merger Sub, Inc. (the “Merger Sub”) and SharonAI Inc, a Delaware Corporation (the “Target”) entered into the business combination agreement, pursuant to which, subject to the terms and conditions set forth therein, (a) Roth shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation by means of a merger (the “Domestication Merger”) of Roth with and into Domestication Sub, with the Domestication Sub as the surviving company (the “Domesticated Parent”), (b) upon the Domestication Merger, Domesticated Parent shall change its name to “SharonAI Holdings, Inc.” and, thereafter, (c) the Merger Sub shall be merged with and into SharonAI (together, the “Business Combination”), with SharonAI as the surviving company (the “Surviving Corporation”). The Surviving Corporation shall become a wholly-owned subsidiary of the Domesticated Parent.

Pursuant to the terms of the Business Combination Agreement, upon the consummation of the Business Combination on the Closing Date:

•	Each share of SharonAI Series A Preferred Stock shall be converted into the right to receive a number of shares of Class B Common Stock equal to the Conversion Ratio.

•	Each share of SharonAI Series B Preferred Stock shall, in accordance with SharonAI’s charter documents, be converted into the right to receive a number of shares of Roth Class A Ordinary Common Stock equal to: (i) the Conversion Ratio multiplied by (ii) the number of shares of SharonAI Common Stock issuable upon conversion of such share of SharonAI Series B Preferred Stock as of immediately prior to the closing.

•	Each SharonAI Stock Right shall be cancelled and converted into a right to acquire, subject to substantially the same terms and conditions as were applicable under such SharonAI Stock Right, the number of shares of Roth Class A Ordinary Common Stock, determined by multiplying the number of shares of SharonAI Common Stock subject to such SharonAI Stock Right as of immediately prior to the effective time by the Conversion Ratio, with an exercise price per share of Roth Class A Ordinary Common Stock, if applicable, equal to (A) the exercise price per share of SharonAI Common Stock of such SharonAI Stock Right divided by (B) the Conversion Ratio (a “Converted Stock Right”).

•	The “Conversion Ratio” is the quotient obtained by dividing (a) the number of shares constituting the Aggregate Merger Consideration, which is approximately 560,835,633 shares of Roth Common Stock, by (b) the number of shares constituting the “Aggregate Fully Diluted SharonAI Capital Stock”, which means: the sum, without duplication, of (a) all shares of SharonAI Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of shares of SharonAI Series A Preferred Stock that are issued and outstanding immediately prior to the effective time; plus (c) the aggregate number of shares of SharonAI Common Stock issuable upon conversion of all shares of SharonAI Series B Preferred Stock that are issued and outstanding immediately prior to the effective time; plus (d) the aggregate number of shares of SharonAI Common Stock issuable upon full conversion, exercise, settlement or exchange of any SharonAI Stock Rights outstanding immediately prior to the effective time directly or indirectly convertible into or exchangeable or exercisable or potentially settled for shares of SharonAI Common Stock.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Company and the officers and directors of the Company, the Target and the Sponsor entered into a support agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and the officers and directors of the Company have agreed to vote all shares of the common stock beneficially owned by them, including any additional shares they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time the Company is afforded to consummate an initial business combination.

Company Support Agreement

In connection with the execution of the Business Combination Agreement, the Company, the Target and certain stockholders of the Target entered into a support agreement, pursuant to which such Target stockholders have agreed to vote all common and preferred stock of the Target beneficially owned by them, including any additional shares of the Target they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Form of Lock-Up Agreement

In connection with the Closing, certain key Target stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii): (a) with respect to fifty (50%) percent of the Company Common Shares owned by Holder ninety (90) days after the Closing Date and (b) with respect to the remaining fifty (50%) percent of the Company Common Shares owned by Holder one hundred and eighty (180) days after the Closing Date. The term “Lockup Shares” mean the Company Common Shares owned by such Holder (or to be acquired by such Holder in connection with the Business Combination Agreement) as set forth on Schedule I to the Lock-Up Agreement.

Form Registration Rights Agreement

At the Closing, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with certain existing stockholders of the Company and the Target (the “Holders”) with respect to their shares of the Company acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s initial public offering and any shares issuable on conversion of preferred stock or loans. Pursuant to the Registration Rights Agreement, within thirty (30) days of the Closing, the Company shall file with the SEC a registration statement for a shelf registration on Form S-1 or a Registration Statement for a Shelf Registration on Form S-3 (the “Form S-3 Shelf”), if the Company is then eligible to use a Form S-3 Shelf, in each case, covering the resale of all the Registrable Securities on a delayed or continuous basis as permitted by Rule 415 under the Securities Act and shall use its reasonable best efforts to have such Shelf declared effective as soon as practicable after the filing thereof, but no later than the seventy-fifth (75th) calendar day following the Filing Date; provided that the Company shall have the Shelf declared effective within ten (10) business days after the date the Company is notified by the staff of the SEC that the Shelf will not be reviewed or will not be subject to further review by the SEC. In the event that any Holder holds Registrable Securities that are not registered for resale on a delayed or continuous basis, the Company, upon written request of such Holder, shall promptly use its commercially reasonable efforts to cause the resale of such Registrable Securities to be covered by filing a subsequent shelf registration statement and cause the same to become effective as soon as practicable after such filing and such subsequent shelf registration statement shall be subject to the terms hereof; provided, however, that the Company shall only be required to cause such Registrable Securities to be so covered twice per calendar year for each of the Holders. In addition, the Holders will have certain “piggyback” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. the Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Legal Fee

As of March 31, 2025 and December 31, 2024, the Company had $234,849, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying balance sheets.

Note 7 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Liabilities:
Warrant liability – Public Warrants	2	575,000	115,000
Warrant liability – Private Placement Warrants	2	537,500	107,500

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of March 31, 2025, the aggregate values of the Public Warrants and Private Placement Warrants were $575,000 and $537,500, respectively, based on a fair value of $0.05 per warrant. As of December 31, 2024, the aggregate values of the Public Warrants and Private Placement Warrants were $115,000 and $107,500, respectively, based on a fair value of $0.01 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2025	$107,500	$115,000	$222,500
Change in fair value	430,000	460,000	890,000
Fair value as of March 31, 2025	$537,500	$575,000	$1,112,500

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$268,750	$287,500	$556,250
Change in fair value	(117,175)	(125,350)	(242,525)
Fair value as of March 31, 2024	$151,575	$162,150	$313,725

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of March 31, 2025 and December 31, 2024, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2025. There was a transfer of $13,800 from level 1 to level 2 during the year ended December 31, 2024 due to insufficient trading volume.

Note 8 — Segment Information

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

	March 31,	December 31,
	2025	2024
Cash	$35,193	$6,738

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$386,511	$269,054

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Roth,” “our,” “us” or “we” refer to Roth CH Acquisition Co. The following discussion and analysis of Roth’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $1,276,511 which consists of the change in fair value of warrant liabilities of $890,000 and operational costs of $386,511.

For the three months ended March 31, 2024, we had net income of $279,184 which consists of interest earned on marketable securities held in the Trust Account of $305,713 and the change in fair value of warrant liabilities of $242,525, offset by operational costs of $269,054.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2025, net cash used in operating activities was $110,369. Net loss of $1,276,511 was adjusted by a $890,000 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $276,142 of cash for operating activities.

As of March 31, 2025, we had cash of $35,193. We intend to use the funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On January 24, 2025, the Company amended and restated its 2023 promissory note (the “Convertible Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Convertible Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Convertible Note in the amount of $1,181,000 into 39,366,667 Class A ordinary shares of the Company.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 7 to the Notes to Financial Statements for the valuation methodology of warrants.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

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

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements and our review and approval process of shareholder redemptions, including making greater use of third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions and the process of shareholder redemption approvals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2024, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. As of the date of this Quarterly Report, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024:

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

ROTH CH ACQUISITION CO.

Date: May 15, 2025	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron Roth	Co-Chief Executive Officer	May 15, 2025
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	May 15, 2025
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	May 15, 2025
Joseph Tonnos	(Principal Financial and Accounting Officer)