Form 10-Q
period 2025-06-30
Roth CH Acquisition Co.
filed 2025-08-14
CIK 1860514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 45,203,220 Class A ordinary shares issued and outstanding, and 75,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROTH CH ACQUISITION CO.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Cash	$9,728	$6,738
Prepaid expenses	4,049	7,500
Total Current Assets	13,777	14,238

TOTAL ASSETS	$13,777	$14,238

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,402,175	$926,512
Advances from related party	157,558	-
Promissory note - related party	-	1,109,412
Total Current Liabilities	1,559,733	2,035,924

Warrant liabilities	867,750	222,500
Total Liabilities	2,427,483	2,258,424

Commitments and Contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 45,203,220 and 5,836,553 shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively	4,521	584
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 75,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	7	7
Additional paid-in capital	7,769,174	6,592,111
Accumulated deficit	(10,187,408)	(8,836,888)
Total Shareholders’ Deficit	(2,413,706)	(2,244,186)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,777	$14,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Formation and operating costs	$318,759	$185,720	$705,270	$454,774
Loss from operations	(318,759)	(185,720)	(705,270)	(454,774)

Other income (expense):
Change in fair value of warrant liabilities	244,750	287,025	(645,250)	529,550
Interest income on cash and marketable securities held in Trust Account	-	129,724	-	435,437
Other income, net	244,750	416,749	(645,250)	964,987

Net (loss) income	$(74,009)	$231,029	$(1,350,520)	$510,213

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	-	1,047,974	-	1,583,605

Basic and diluted net income per share, Class A redeemable ordinary shares	$-	$0.03	$-	$0.07

Basic and diluted weighted average shares outstanding, Class A and B non-redeemable ordinary shares	45,278,220	5,831,664	40,058,330	5,822,425

Basic and diluted net (loss) income per share, Class A and B non-redeemable ordinary shares	$(0.00)	$0.03	$(0.03)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	5,836,553	$584	75,000	$7	$6,592,111	$(8,836,888)	$(2,244,186)
Conversion of Note payable (Note 3)	39,366,667	3,937	-	-	1,177,063	-	1,181,000
Net loss	-	-	-	-	-	(1,276,511)	(1,276,511)
Balance — March 31, 2025	45,203,220	$4,521	75,000	$7	$7,769,174	$(10,113,399)	$(2,339,697)
Net loss	-	-	-	-	-	(74,009)	(74,009)
Balance — June 30, 2025	45,203,220	$4,521	75,000	$7	$7,769,174	$(10,187,408)	$(2,413,706)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	5,675,000	$568	75,000	$7	$7,107,564	$(8,955,953)	$(1,847,814)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(485,713)	-	(485,713)
Net income	-	-	-	-	-	279,184	279,184
Balance — March 31, 2024	5,675,000	$568	75,000	$7	$6,621,851	$(8,676,769)	$(2,054,343)
Reclassification of Class A Redeemable Shares	161,553	16	-	-	(16)	-	-
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	(29,724)	-	(29,724)
Net income	-	-	-	-	-	231,029	231,029
Balance — June 30, 2024	5,836,553	$584	75,000	$7	$6,592,111	$(8,445,740)	$(1,853,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,350,520)	$510,213
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	-	(435,437)
Change in fair value of warrant liability	645,250	(529,550)
Changes in operating assets and liabilities:
Prepaid expenses	3,451	25,391
Accounts payable and accrued expenses	475,663	147,511
Net cash used in operating activities	(226,156)	(281,872)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(327,410)
Cash withdrawn from Trust Account for working capital	-	100,000
Cash withdrawn from Trust Account in connection with redemption	-	23,994,878
Trust receivable	-	147,410
Net cash provided by Investing activities	-	23,914,878

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	71,588	426,904
Advances from related party	157,558	-
Redemption of ordinary shares	-	(23,994,878)
Net cash provided by (used in) financing activities	229,146	(23,567,974)

Net Change in Cash	2,990	65,032
Cash – Beginning	6,738	13,755
Cash – Ending	$9,728	$78,787

Non-cash investing and financing activities
Re-measurement of Class A ordinary shares subject to possible redemption amount	$-	$515,437
Conversion of promissory note – related party	$1,181,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROTH CH ACQUISITION CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2025, relates to the Company’s formation and its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of the initial business combination, at the earliest. The Company generated non-operating income from the marketable securities held in the Trust Account up to the termination of the Trust Account (defined below).

Liquidity and Going Concern

As of June 30, 2025, the Company had $9,728 cash and a working capital deficit of $1,545,956. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company expects that it will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2025 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,728 and $6,738 of operating cash as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 22,250,000 Class A ordinary shares in the aggregate. As of June 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$-	$(74,009)	$35,193	$195,836	$-	$(1,350,520)	$109,097	$401,116

Denominator:
Basic and diluted weighted average common shares outstanding	-	45,278,220	1,047,974	5,831,664	-	40,058,330	1,583,605	5,822,425
Basic and diluted net (loss) income per common share	$-	$(0.00)	$0.03	$0.03	$-	$(0.03)	$0.07	$0.07

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

On January 24, 2025, the Company amended and restated its 2023 Promissory Note, (the “Convertible Promissory Note”) in favor of certain shareholders of the Company to permit its conversion into Class A ordinary shares of Company, at any time, at the option of the representative of the noteholders based upon the current trading price. Subsequent to the execution of the Convertible Promissory Note, on January 24, 2025, the representative provided notice that it intended to convert the existing principal balance of the Convertible Promissory Note in the amount of $1,181,000 into 39,366,667 Class A ordinary shares of the Company. As of June 30, 2025 and December 31, 2024, there was $0 and $1,109,412 amounts outstanding under the 2023 Promissory Note, respectively.

Advances from related party

As of June 30, 2025 and December 31, 2024, the Sponsor advanced the Company $157,558 and $0, respectively included in advances from related party in the accompanying condensed balance sheet.

Note 4 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 45,203,220 and 5,836,553 Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were 75,000 Class B ordinary shares issued and outstanding.

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

Note 6 — Commitments and Contingencies

Broker Dealer Agreements

The Company entered into seven broker dealer agreements through June 30, 2025, for the purposes of identifying a target company (“Target”) in connection with the Company’s initial business combination. While the terms of these agreements vary, each agreement reflects that the broker dealer (the “Finder”) will be entitled to a fee if they identify potential targets with which the Company completes a business combination. As of June 30, 2025 and December 31, 2024, the Company had not accrued any amounts related to any broker dealer agreements. None of the Finders are entitled to any fee.

Consulting Agreements

The Company entered into nineteen consulting agreements through June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, no work has been performed related to any of the aforementioned consulting agreements and thus the Company did not accrue any amounts related to these agreements.

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

Pursuant to the terms of the Business Combination Agreement, upon the consummation of the Business Combination on the Closing Date:

●	Each share of SharonAI Series A Preferred Stock shall be converted into the right to receive a number of shares of Class B Common Stock equal to the Conversion Ratio.

●	Each share of SharonAI Series B Preferred Stock shall, in accordance with SharonAI’s charter documents, be converted into the right to receive a number of shares of Roth Class A Ordinary Common Stock equal to: (i) the Conversion Ratio multiplied by (ii) the number of shares of SharonAI Common Stock issuable upon conversion of such share of SharonAI Series B Preferred Stock as of immediately prior to the closing.

●	Each SharonAI Stock Right shall be cancelled and converted into a right to acquire, subject to substantially the same terms and conditions as were applicable under such SharonAI Stock Right, the number of shares of Roth Class A Ordinary Common Stock, determined by multiplying the number of shares of SharonAI Common Stock subject to such SharonAI Stock Right as of immediately prior to the effective time by the Conversion Ratio, with an exercise price per share of Roth Class A Ordinary Common Stock, if applicable, equal to (A) the exercise price per share of SharonAI Common Stock of such SharonAI Stock Right divided by (B) the Conversion Ratio (a “Converted Stock Right”).

●	The “Conversion Ratio” is the quotient obtained by dividing (a) the number of shares constituting the Aggregate Merger Consideration, which is approximately 560,835,633 shares of Roth Common Stock, by (b) the number of shares constituting the “Aggregate Fully Diluted SharonAI Capital Stock”, which means: the sum, without duplication, of (a) all shares of SharonAI Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of shares of SharonAI Series A Preferred Stock that are issued and outstanding immediately prior to the effective time; plus (c) the aggregate number of shares of SharonAI Common Stock issuable upon conversion of all shares of SharonAI Series B Preferred Stock that are issued and outstanding immediately prior to the effective time; plus (d) the aggregate number of shares of SharonAI Common Stock issuable upon full conversion, exercise, settlement or exchange of any SharonAI Stock Rights outstanding immediately prior to the effective time directly or indirectly convertible into or exchangeable or exercisable or potentially settled for shares of SharonAI Common Stock.

On May 23, 2025, the parties to the Business Combination Agreement entered into an Amendment (the “Amendment”) to the Business Combination Agreement, pursuant to which the Closing Date was extended from July 31, 2025 to October 31, 2025.

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

Deferred Legal Fee

As of June 30, 2025 and December 31, 2024, the Company had $234,849, in deferred legal fees, which are included in accounts payable and accrued expenses on the Company’s accompanying balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Liabilities:
Warrant liability – Public Warrants	2	448,500	115,000
Warrant liability – Private Placement Warrants	2	419,250	107,500

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

As of June 30, 2025, the aggregate values of the Public Warrants and Private Placement Warrants were $448,500 and $419,250, respectively, based on a fair value of $0.04 per warrant. As of December 31, 2024, the aggregate values of the Public Warrants and Private Placement Warrants were $115,000 and $107,500, respectively, based on a fair value of $0.01 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2025	$107,500	$115,000	$222,500
Change in fair value	430,000	460,000	890,000
Fair value as of March 31, 2025	$537,500	$575,000	$1,112,500
Change in fair value	(118,250)	(126,500)	(244,750)
Fair value as of June 30, 2025	$419,250	$448,500	$867,750

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$268,750	$287,500	$556,250
Change in fair value	(117,175)	(125,350)	(242,525)
Fair value as of March 31, 2024	$151,575	$162,150	$313,725
Change in fair value	(138,675)	(148,350)	(287,025)
Fair value as of June 30, 2024	$12,900	$13,800	$26,700

The Company established the initial fair value for the warrants on October 29, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes model to value the warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant will be used as the fair value as of each reporting period. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market under the ticker USCTW. As of June 30, 2025 and December 31, 2024, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the period ended June 30, 2025. There was a transfer of $13,800 from level 1 to level 2 during the year ended December 31, 2024 due to insufficient trading volume.

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

	June 30,	December 31,
	2025	2024
Cash	$9,728	$6,738

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$318,759	$705,270

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

Subsequent to June 30, 2025, the Sponsor advanced an additional $75,408 to the Company.

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

Termination of Status as a SPAC

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. Our expenses have increased substantially after the closing of our initial public offering as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $74,009 which consists of the change in fair value of warrant liabilities of $244,750, offset by operational costs of $318,759.

For the six months ended June 30, 2025, we had net loss of $1,350,520 which consists of the change in fair value of warrant liabilities of $645,250, offset by operational costs of $705,270.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2025, net cash used in operating activities was $226,156. Net loss of $1,350,520 was adjusted by a $645,250 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $479,114 of cash for operating activities

For the six months ended June 30, 2024, net cash used in operating activities was $281,872. Net income of $510,213 was adjusted by $435,437 of interest income on marketable securities held in trust and a $529,550 change in fair value of warrant liabilities. Changes in operating assets and liabilities provided $172,902 of cash for operating activities

As of June 30, 2025, we had cash of $9,728. We intend to use the funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

ROTH CH ACQUISITION CO.

Date: August 14, 2025	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Byron Roth	Co-Chief Executive Officer	August 14, 2025
Byron Roth	(Principal Executive Officer), Director

/s/ John Lipman	Co-Chief Executive Officer	August 14, 2025
John Lipman	(Principal Executive Officer), Director

/s/ Joseph Tonnos	Chief Financial Officer	August 14, 2025
Joseph Tonnos	(Principal Financial and Accounting Officer)